Form 10-K
period 2021-12-31
byNordic Acquisition Corp
filed 2022-04-01
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41273

BYNORDIC ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-4529780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Pir 29 Einar Hansens Esplanad 29 211 13 Malmö Sweden	211 13
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +46 707 29 41 00

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001, and one-half of one redeemable warrant	BYNOU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001	BYNO	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BYNOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐       No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒         No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the fourth fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on February 9, 2022, and the registrant’s shares of Class A common stock and warrants have not begun trading as of the date of this Report. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the fourth fiscal quarter of 2021.

As of March 9, 2022 there were (i) 17,250,000 units, consisting of 17,250,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 redeemable warrants, each whole warrant entitling the holder thereof to purchase one share of Class A common stock, (ii) 940,000 shares of Class A common stock issued pursuant to a private placement, and (iii) 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a newly formed company without an operating history;

●	our public stockholders may experience delay in receiving distributions from our trust account;

●	our public stockholders may have a lack of opportunity to vote on our proposed business combination;

●	the lack of protections afforded to investors of blank check companies;

●	any deviation from our acquisition criteria;

●	our issuance of equity and/or debt securities to complete a business combination;

●	our lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	any potential negative interest rate for securities in which we invest the funds held in our trust account;

●	our stockholders being held liable for claims by third parties against us;

●	any failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	our dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	any potential delisting of our securities by Nasdaq;

●	our dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	our ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	the warrants’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	the impact of COVID-19 and related risks;

●	a business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	tax consequences to business combinations;

●	exclusive forum provisions in our amended and restated certificate of incorporation; and

●	the purchase of units by our anchor investors in this offering reducing the public “float” of our securities and consequently affecting trading in our securities.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our management team, our sponsor or any other anchor investor);

●	“byNordic Holdings” are to byNordic Holdings LLC, a newly formed Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“byNordic Holdings II” are to byNordic Holdings II LLC, a newly formed Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“forward purchase agreement” are to the agreement providing for the sale of forward purchase shares to Rothesay in a private placement that will close concurrently with the closing of our initial business combination;

●	“forward purchase shares” are to the shares of Class A common stock to be issued pursuant to the forward purchase agreement;

●	“forward transferee” are to any third party to which Rothesay, as a forward purchaser, transfers any portion of its rights and obligations to purchase the forward purchase shares under the forward purchase agreement;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor, byNordic Holdings and certain of our executive officers and directors in a private placement prior to our initial public offering, a portion of which were forfeited by byNordic Holdings followed by the issuance of an equal number of founder shares by us to byNordic Holdings II simultaneously with the closing of our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 11, 2022;

●	“initial stockholders” are to our sponsor, byNordic Holdings and certain of our executive officers and directors as the holders of our founder shares prior to our initial public offering and byNordic Holdings II as the holder of the founder shares to be issued by us in an amount equal to the number of founder shares forfeited to us by byNordic Holdings simultaneously with the closing of our initial public offering of our securities;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private shares” are to the shares of our Class A common stock issued to our sponsor, byNordic Holdings and byNordic Holdings II in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Form S-1 filed with the SEC January 18, 2022 (File No. 333-248488), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Rothesay” are to Rothesay Investment SARL SPF (and/or its affiliates), a member of our sponsor and with which we have entered into the forward purchase agreement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Water by Nordic AB, a Swedish limited liability company controlled by certain of our officers and directors;

●	“trust account” are to the U.S.-based trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A. in which an amount of $175,950,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private shares was placed following the closing of the initial public offering and the closing of the exercise in full of the over-allotment option by the underwriters;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market); and

●	“we,” “us,” “Company” or “our Company” are to byNordic Acquisition Corporation.

v

PART I

Item 1.Business.

Overview

We are a blank check company incorporated as a Delaware corporation formed for the purpose of effecting our business combination.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have focused and will continue to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business focusing on technology growth companies in the northern part of Europe, including the Nordic and Scandinavian countries, the Baltic states, United Kingdom and Ireland, Germany, France and the Benelux countries, where our management team has extensive experience. In particular, we have prioritized and will continue to prioritize companies in the financial technology (“FinTech”) sector and within the northern part of Europe where we believe there to be many potential targets, along with a secondary focus on other high-performing technology companies in the northern part of Europe.

Initial Public Offering

On February 11, 2022, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of Class A common stock, and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $150,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 850,000 shares of Class A common stock to our sponsor, byNordic Holdings and byNordic Holdings II at a purchase price of $10.00 per private share, generating gross proceeds of $8,500,000.

We granted the underwriters in the initial public offering a 45-day option to purchase up to 2,250,000 additional units to cover over-allotments, if any, in connection with the initial public offering. On February 18, 2022, the underwriters exercised the over-allotment option in full by purchasing an additional 2,250,000 units, generating an additional $22,500,000 of gross proceeds to us from the initial public offering. On February 18, 2022, in connection with the exercise by the underwriters of the over-allotment option in full, we completed the private sale of an additional 90,000 shares of Class A common stock to our sponsor, byNordic Holdings and byNordic Holdings II at a purchase price of $10.00 per private share, generating an additional $900,000 of gross proceeds.

Of the gross proceeds received from the consummation of the initial public offering and the simultaneous private placement of Class A common stock on the initial closing date that occurred on February 11, 2022 and the gross proceeds received from the consummation of the fully exercised over-allotment option and the simultaneous private sale of private shares on February 18, 2022, $175,950,000 was placed in the trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Michael Hermansson, our Chief Executive Officer, Thomas Fairfield, our Chief Operating Officer and Chief Financial Officer, Mats Karlsson, our Director of Acquisitions, Alexander Lidgren, our Director of Marketing, and Christian Merheim, our Director of Technology. We must complete our initial business combination by May 11, 2023, 15 months from the closing of our initial public offering. If our initial business combination is not consummated by May 11, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Industry Opportunity

While we may acquire a business in any industry or geographic location, our focus has been and will continue to be on the FinTech and other technology sectors in the northern part of Europe. We believe the technology industry, particularly the FinTech sector, is attractive for a number of reasons:

Large and Favorable Target Market.    The European FinTech industry represents a large target market, with more than $15 billion of private capital invested in 2021, according to research from Atomico, Orrick & Slush. We believe that, in the past several years, there has been a rise in the level of sophistication and interconnectivity between innovative technology and financial services providers. We expect this trend to continue and potentially accelerate. Based on data compiled by Dealroom, the pipeline of European private technology companies now exceeds $150 billion in combined enterprise value, with more than $50 billion in private FinTech companies. Large-scale movements in the industry include the digitization of payments, the increased prevalence of “open-banking”, the application of artificial intelligence in financial services, and the development of blockchain technology, among many other innovations.

Pace of Growth & Innovation.    In FinTech, we believe the pace of innovation in the private and public sectors is robust. This activity is evident in the rise in industry research and development spending and in the number and diversity of technological and financial innovations in the pipeline. There has been significant disruption and change in the delivery of financial services in recent years, including, among others:

●	Retail banking (e.g. mobile payments, Neo-Banks);

●	Payments processing for consumers and businesses;

●	Wealth management (e.g. robo advisors);

●	Exchanges and trading platforms;

●	Big data moving to the cloud, application programming interface (“APIs”), data security; and

●	Digital assets and blockchain technology.

With increased adoption of FinTech and technology solutions by both customers and businesses, we believe that the sector is poised for continued growth in both overall market size and penetration. We believe that our extensive experience and demonstrated success in both investing and operating technology businesses has culminated in a unique set of capabilities that will be utilized in generating stockholder returns.

Broad Universe of Potential Targets.    We have focused and will continue to focus our investment effort across the FinTech industry, with a secondary focus on other high-performing technology markets. We believe that there are many potential targets within the FinTech industry that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows. These market dynamics are espoused in the European market in particular.

Our management team has extensive experience and knowledge in several other high-performing technology sectors, including enterprise software, health technology, energy technology (Renewable energy, energy efficiency, energy storage), transport technology (e-mobility, logistics software & services, autonomous driving, Transport as a Service) and food technology. These subsectors were all included among the top ten performing sectors, ranked by amount of investment, according to the State of European Tech 2020 report, and will provide our team with additional potential investment targets.

We believe that our investment and operating expertise in technology across multiple industry verticals will give us a large addressable universe of potential targets. Management believes that the diversity of the target universe and the number of largely uncorrelated sub-sectors increases the likelihood that the management team will be able to identify and execute an attractive business combination.

Acquisition Strategy

We believe our management team, with the assistance of our board of directors, is well positioned to identify unique opportunities within the FinTech and other high-performing technology markets. Certain members of our management team have spent significant portions of their careers working with businesses in the technology industry, and have developed a wide network of professional services contacts and business relationships in that industry. Our selection process leverages our deep relationships with venture capitalists and private equity firms, leveraging Mr. Lidgren’s expansive relationships from the former investor membership network he helped lead, as well as the relationships of the broader team. Furthermore, the management team brings an extensive network of executives of private and public companies, investment banking firms, and other professional services firms, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets.

Given our profile and dedicated industry approach, target business candidates may be brought to our attention from various unaffiliated sources, and in particular, investors in other private and public companies in our networks. Our management team is also proactively searching for opportunities that are best positioned for our initial business combination. We also believe that our management team’s reputations, experience and track record will make us a preferred partner for these potential targets in the northern part of Europe.

In Europe, both the level of investment activity and the value creation of institutionally-backed technology companies has been increasing. For example, according to PitchBook’s 2021 annual European Venture Report, venture capital investments in European businesses increased from €46.8 billion (approximately $50.8 billion) in 2020 to €102.9 billion (approximately $111.8 billion) in 2021, an increase of 120%. €242.3 billion (approximately $263.4 billion) of venture capital was invested in European companies since 2017 according to the report. Approximately 30% of the funding for venture capital investments in 2021 stemmed from investments in early-stage capital investments, as investors look to capitalize on the growth of FinTech and other technology sectors in Europe and more than 80% of European venture capital investments in 2021 went to the northern part of Europe according to the report. According to data from Atomico, during 2021, Europe added more than $750 billion of public technology company market capitalization and surpassed $2 trillion in combined market value for public technology companies. More than one-third of European public companies founded after 2015 chose to list on a securities exchange in the United States.

By focusing our search for potential targets in the northern part of Europe, we leverage our existing business and investor network to identify and execute a business combination. In addition to our vast network, we are highly knowledgeable about regional business philosophies and traditions, which we believe gives us an advantage over outside investors. As a result, we believe the northern part of Europe will provide multiple target company candidates.

Acquisition Criteria

The sourcing focus has been and will continue to be on technology and FinTech companies known to our management and Board and proprietary in nature. Our focus has been and will continue to be companies with enterprise valuations below $750 million, primarily those with enterprise values between $450 million to $750 million. We believe that our experience, reputation and access to proprietary deal flow will enable us to identify and complete a business combination with an enterprise that will be successful as a public company. We have identified the following criteria to evaluate prospective target businesses. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria or is outside of our sourcing focus. We currently seek to acquire companies that we believe:

●	have developed or are developing differentiated products or services that address unmet needs and therefore represent significant growth opportunities serving the markets in which they operate or intend to operate;

●	have developed or are developing products or services that have achieved a level of maturity such that the investment has been relatively de-risked and can be adequately evaluated;

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on the expertise of our directors and officers and our rigorous sourcing and due diligence processes;

●	will offer attractive risk-adjusted equity returns for our stockholders;

●	can benefit from access to public investors for additional capital as well as our industry relationships and expertise;

●	are ready to be public, with strong management, corporate governance and reporting policies in place; and

●	will likely be well received by public investors and are expected to have good access to the public capital markets.

We may use other criteria as well. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the technology industries, including FinTech. In evaluating a prospective acquisition candidate, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management, investors and employees, document reviews, inspection of facilities, as well as a review of scientific, regulatory, operational, financial, legal and other information which will be made available to us. We have utilized and will continue to utilize the diligence, rigor, and expertise of our officers and directors to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing in northern European companies and in the technology and—in particular—the FinTech industry, we are often familiar with a prospective target’s end-market, competitive landscape and business model.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team directly or indirectly own our founder shares, common stock and/or private shares following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Certain members of our officers and directors presently have, and any of them in the future may have, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or that our obligations are to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 11, 2023 or during any extension period. Notwithstanding the foregoing, Thomas Fairfield, our Chief Financial Officer, Chief Operating Officer and Secretary, may become an officer or director of another special purpose acquisition company which does not have a focus on acquiring a technology growth company in the northern part of Europe.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (or February 11, 2022), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $169,737,500, after payment of $6,037,500 of deferred underwriting fees and $175,000 of deferred legal fees and up to $10,000,000 in gross proceeds from the sale of the forward purchase shares, in each case before fees and expenses associated with our initial business combination and cash on deposit in the trust account that may be applied to the redemption of our Class A common stock at the election of our shareholders, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placement of the private shares, the private placement of the forward purchase shares, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the closing of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than, or in addition to, using the amounts held in the trust account. We intend to target businesses larger than we could acquire with solely the net proceeds of our initial public offering and the sale of the private shares, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law or the applicable rules of a national securities exchange, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, other than the forward purchase agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters may provide these services without additional compensation. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services they render in order to effectuate the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and will reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused and will continue to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then issued and outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in issued and outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of warrants could be to reduce the number of warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock in connection with the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, the private shares and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination or otherwise.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock in connection with the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

Our anchor investors have purchased approximately 84.9% of the units offered for sale in our initial public offering. If our anchor investors vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. The anchor investors will potentially have different interests than our other public stockholders in approving our initial business combination and otherwise exercising their rights as public stockholders because of their ownership of our Class B common stock as further discussed in this Report. In particular, the anchor investors would have an incentive to approve an initial business combination before the deadline for us to complete an initial business combination because otherwise their Class B common stock will expire worthless. Since our sponsor and byNordic Holdings either transferred or forfeited shares of our Class B common stock held by themselves without the issuance of additional shares of Class B common stock by us, there was no additional dilutive impact on the other investors in our initial public offering from the sale of the Class B common stock to the anchor investors. However, because our anchor investors are not obligated to continue owning any public shares following the closing of our initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if in addition to any other vote required by applicable law or stock exchange listing requirements, a majority of the issued and outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of issued and outstanding capital stock of the company representing a majority of the voting power of all issued and outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have agreed to vote the founder shares held by them and any public shares purchased by them during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our issued and outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Subject to the requirements of applicable law or stock exchange listing requirements which may require a higher vote threshold, in addition to our initial stockholders’ founder shares and private shares and the anchor investors’ founder shares, we would need only 5,280,001 shares, or 30.6%, of the 17,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all issued and outstanding shares are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates with respect to public shares they acquire in or after our initial public offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing may be different from the procedures used by other blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until May 11, 2023 or during any extension period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 15 months from the closing of our initial public offering, or until May 11, 2023, to complete our initial business combination as such deadline may be extended for an additional three month period for a total of up to 18 months, or until August 11, 2023, to complete our initial business combination in connection with our sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing our initial business combination, paying an additional $0.10 per public share into the trust account ($1,725,000) in respect of such extension period on or prior to the date of the deadline (in connection with which our stockholders will have no right to redeem their public shares), or by such other further extended deadline that we may have to consummate an initial business combination beyond 18 months as a result of a stockholder vote to amend our amended and restated certificate of incorporation (in connection with which our stockholders will have a right to redeem their public shares as described herein) (such additional three month period as the same may be further extended as a result of the stockholder vote being referred to herein as an extension period). If we are unable to complete our initial business combination by May 11, 2023 or during any extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by May 11, 2023 or during any extension period.

Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to the founder shares and the private shares held by them if we fail to complete our initial business combination by May 11, 2023 or during any extension period. However, if they acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time frame.

Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 11, 2023 or during any extension period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,264,000 of proceeds held outside the trust account after completion of our initial public offering and repayment of the promissory note to our sponsor, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20 (or, if we exercise our right to make an additional deposit to the trust account in order to extend the deadline for the consummation of our initial business combination by an additional three months, $10.30 per share). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20 (or $10.30, if applicable). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share (or, if we exercise our right to make an additional deposit to the trust account in order to extend the deadline for the consummation of our initial business combination by an additional three months, $10.30 per share) and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share (or $10.30 per share, if applicable) due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share (or $10.30 per share, if applicable) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share (or $10.30 per share, if applicable).

Upon the completion of our initial public offering and repayment of the promissory note to our sponsor, we had approximately $1,264,000 of cash held outside the trust account. We have used or will use these funds for (i) legal, accounting, due diligence, travel and other expenses related to identifying, evaluating, negotiating and completing an initial business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iv) office space, utilities and secretarial and administrative support, and (v) working capital used for miscellaneous expenses and reserves.

Any potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000, which amount will be available from interest earned on the funds held in the trust account) may only be paid from funds held outside of the trust account.

Under the DGCL, our stockholders may be held liable for claims by third parties with priority claims over our stockholders in the event that we do not complete our initial business combination by May 11, 2023 as such deadline may be extended by the extension period as described herein to the extent of distributions received by our stockholders in a dissolution resulting from our failure to complete our initial business combination by such deadline. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 11, 2023 or during any extension period may be considered a liquidating distribution under Delaware law. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 11, 2023 or during any extension period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by May 11, 2023 or during any extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 11, 2023 or during any extension period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share (or, if we exercise our right to make an additional deposit to the trust account in order to extend the deadline for the consummation of our initial business combination by an additional three months, $10.30 per share) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share (or $10.30 per share, if applicable) to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 11, 2023 or during any extension period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 11, 2023 or during any extension period, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our amended and restated certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have five officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (February 11, 2022), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	the military action in Ukraine may continue to adversely affect the business and prospects of potential targets for our business combination. This could reduce the number of attractive targets for our business combination, increase the cost of our business combination and could result in our inability to find a suitable target or to consummate a business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The Russian invasion of Ukraine has had an immediate and material adverse effect on financial and business conditions in Europe in a manner that could materially and adversely affect the business and prospects of potential targets for our initial business combination. These circumstances could reduce the number of attractive targets for our initial business combination, increase the cost of our initial business combination and delay or prevent us from completing our initial business combination.

On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has continued to escalate without any resolution of the invasion foreseeable in the near future with the short and long-term impact on financial and business conditions in Europe remaining highly uncertain. The United States has been joined by the European Union, Canada and other countries across the globe in imposing new and stricter sanctions against the Russian Federation in a manner that has resulted in higher energy prices and higher prices for raw materials and goods and services and disruptions to supply and distribution chains in a manner that has contributed to higher inflation. The United States, the European Union, Canada and other countries across the globe may impose additional sanctions against the Russian Federation as the conflict continues to escalate. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. Many multinational corporations have exceeded what is required by the newer and stricter sanctions in reducing or terminating their business ties to the Russian Federation. The Russian Federation could resort to cyberattacks and other action that impact businesses across Europe including those without any direct business ties to the Russian Federation. These circumstances could have a material and adverse effect on the business and prospects of technology companies in northern Europe which are the focus of our search for our initial business combination. The number of attractive targets for our initial business combination could be reduced, the cost of our initial business combination may be increased and we could experience a delay of, or inability to complete, our initial business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at c/o Pir 29, Einar Hansens Esplanad 29, 211 13 Malmö, Sweden and our telephone number is +46 707 29 41 00. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the Nasdaq under the symbols BYNOU, BYNO and BYNOW, respectively. Our units commenced public trading on February 9, 2022, and our public shares and public warrants have not commenced separate public trading as of the date of this Report.

(b)	Holders

On March 9, 2022, there was one (1) holder of record of our units.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On February 11, 2022, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of Class A common stock, and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $150,000,000. Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 850,000 shares of Class A common stock to our sponsor, byNordic Holdings and byNordic Holdings II at a purchase price of $10.00 per private share, generating gross proceeds of $8,500,000.

We granted the underwriters in the initial public offering a 45-day option to purchase up to 2,250,000 additional units to cover over-allotments, if any, in connection with the initial public offering. On February 18, 2022, the underwriters exercised the over-allotment option in full by purchasing an additional 2,250,000 units, generating an additional $22,500,000 of gross proceeds to us from the initial public offering. On February 18, 2022, in connection with the exercise by the underwriters of the over-allotment option in full, we completed the private sale of an additional 90,000 shares of Class A common stock to our sponsor, byNordic Holdings and byNordic Holdings II at a purchase price of $10.00 per private share, generating an additional $900,000 of gross proceeds.

Of the gross proceeds received from the consummation of the initial public offering and the simultaneous private placement of Class A common stock on the initial closing date that occurred on February 11, 2022 and the gross proceeds received from the consummation of the fully exercised over-allotment option and the simultaneous private sale of private shares on February 18, 2022, $175,950,000 was placed in the trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A.. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to byNordic Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placement of the private shares, the private placement of the forward purchase shares, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the closing of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We have not selected any specific business combination target.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors, including the forward purchase shares:

●	may significantly dilute the equity interest of our public stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

Through December 31, 2021 our only activities were organizational activities and those necessary to prepare for and consummate our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We will not generate any operating revenues until after completion of our initial business combination but will generate non-operating income in the form of interest income on cash and cash equivalents. Following the consummation of our initial public offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses arising from activities from the search for and evaluation of prospective business combination candidates.

On February 11, 2022, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of Class A common stock, and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $150,000,000.

Simultaneously with the closing of the initial public offering on February 11, 2022, we completed the private sale of an aggregate of 850,000 shares of Class A common stock to our sponsor, byNordic Holdings and byNordic Holdings II at a purchase price of $10.00 per private share, generating gross proceeds of $8,500,000.

We granted the underwriters in the initial public offering a 45-day option to purchase up to 2,250,000 additional units to cover over-allotments, if any, in connection with the initial public offering. On February 18, 2022, the underwriters exercised the over-allotment option in full by purchasing an additional 2,250,000 units, generating an additional $22,500,000 of gross proceeds to us from the initial public offering. On February 18, 2022, in connection with the exercise by the underwriters of the over-allotment option in full, we completed the private sale of an additional 90,000 shares of Class A common stock to our sponsor, byNordic Holdings and byNordic Holdings II at a purchase price of $10.00 per private share, generating an additional $900,000 of gross proceeds.

Of the gross proceeds received from the consummation of the initial public offering and the simultaneous private placement of Class A common stock on the initial closing date that occurred on February 11, 2022 and the gross proceeds received from the consummation of the fully exercised over-allotment option and the simultaneous private sale of private shares on February 18, 2022, $175,950,000 was placed in the trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2021, we had $631 of cash and a working capital deficit of $713,221. Further, we expect to incur significant costs in pursuit of our acquisition plans as well as for legal, financial reporting, accounting and auditing compliance.

Our liquidity needs have been satisfied prior to completion of our initial public offering through receipt of $25,000 from the sale of the founder shares to our sponsor, up to $500,000 in loans from our sponsor that were applied to pay a portion of the expenses of our initial public offering and $10,073 paid by a related party for certain offering costs relating to our initial public offering. As of December 31, 2021, we had borrowed $443,094 under the unsecured promissory note payable to our sponsor, which we repaid in full following the closing of our initial public offering on February 11, 2022.

Prior to the completion of the initial public offering, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. We have since completed the initial public offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses incurred in connection with the initial public offering were released to the Company for general working capital purposes. Accordingly, the Company’s management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for one year from the date these financial statements are issued and therefore substantial doubt about our ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

The net proceeds from (i) the sale of the units in our initial public offering, (including the units sold in the underwriters’ exercise of the over-allotment option) after deducting offering expenses of approximately $910,000 and underwriting commissions of $3,450,000, excluding deferred underwriting commissions of $6,037,500 and deferred legal fees of $175,000, and (ii) the sale of the private shares for a purchase price of $9,400,000, were $177,540,000. Of this amount, $175,950,000, including $6,037,500 in deferred underwriting commissions, was deposited into a trust account. The funds in the trust account will be invested only in specified U.S. government treasury bills or in specified money market funds. The remaining funds will not be held in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and deferred legal fees) and the proceeds from the sale of forward purchase shares, if any, to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of this offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this offering held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Upon the completion of our initial public offering and repayment of the promissory note to our sponsor, we had approximately $1,264,000 of cash held outside the trust account. We have used or will use these funds for (i) legal, accounting, due diligence, travel and other expenses related to identifying, evaluating, negotiating and completing an initial business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iv) office space, utilities and secretarial and administrative support, and (v) working capital used for miscellaneous expenses and reserves.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into shares of our Class A common stock, at a price of $10.00 per share at the option of the lender. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements over the next 12 months to include approximately $330,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $200,000 for legal and accounting fees related to regulatory reporting requirements; $120,000 for office space, utilities and secretarial and administrative support; $200,000 for taxes; and approximately $250,000 for working capital that will be used for miscellaneous expenses and reserves. We currently expect that interest earned on the trust account and available to be withdrawn for payment of taxes will be sufficient to pay franchise taxes and income taxes.

These amounts are estimates and may differ materially from our actual expenses.

Rothesay, which is a member of our sponsor, has agreed, pursuant to a forward purchase agreement entered into with us, to purchase up to 1,000,000 forward purchase shares at $10.00 per share for gross proceeds up to $10,000,000 in a private placement that will occur concurrently with the consummation of our initial business combination. Rothesay’s purchase of forward purchase shares pursuant to the forward purchase shares is subject to the approval of Rothesay’s investment committee or other committee with decision-making authority to purchase the number of forward purchase shares approved by such committee and the other closing conditions set forth in the forward purchase agreement.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of this offering, the sale of the private shares and the private placement to be made to Rothesay pursuant to the forward purchase agreement, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off- balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 27, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private shares held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-23 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting related to the Company’s accounting for certain deferred contingent transaction costs. As a result, we performed additional analysis as deemed necessary to ensure that the financial statements included in this Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for accrued, deferred or contingent expenses and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult on complex questions regarding accounting for accrued, deferred or contingent expenses, and improving the processes for sharing, approving and evaluating contractual arrangements and invoices related to accrued, deferred or contingent expenses.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as described above and elsewhere in this Report, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jonas Olsson	61	Chairman of the Board
Michael Hermansson	61	Chief Executive Officer
Thomas Fairfield	63	Chief Financial Officer, Chief Operating Officer and Secretary
Mats Karlsson	57	Director of Acquisition
Alexander “Bigge” Lidgren	50	Director of Marketing
Christian Merheim	49	Director of Technology
Anna Yukiko Bickenbach	37	Independent Director
Anders Norlin	56	Independent Director
Fredrik Elmberg	61	Independent Director
Steven Wasserman	57	Independent Director

The experience of our directors and executive officers is as follows:

Jonas Olsson has served as our Chairman of the Board since inception. Mr. Olsson has more than 30 years of global operating experience stemming from his various roles with fashion conglomerate Hennes & Mauritz AB (“H&M”). Currently, Mr. Olsson is a global controller of H&M. Mr. Olsson began his career in 1988 at H&M in Sweden as an operative controller. Within one year, Mr. Olsson rose to become financial manager of H&M Germany, a position he held for nine years. In 1994, he also became the chief financial officer of H&M Austria. Over the course of the next twenty years, he served as a member of H&M’s expansion team, leading efforts in management, finance, and controlling in twelve different countries across four continents. Working in Austria, Japan, South Korea, the Baltics, United States, and Chile, Mr. Olsson built out infrastructure to support growth along with financial stability. Mr. Olsson was also responsible for management and operational planning in some of H&M’s most profitable and fastest-growing national businesses such as Germany, Denmark, and Poland. In 2014, he joined the global controlling group of H&M, where he helps lead oversight of all ten H&M brands. Mr. Olsson attended an MBA program in International Business at Lund University from 1981 to 1985. Mr. Olsson is well qualified to serve as a director due to his extensive industry and management experience.

Michael Hermansson has served as our Chief Executive Officer since March 2020. Mr. Hermansson has a 35-year long career with top management positions in international corporations. Mr. Hermansson has been chief executive officer of numerous growth and turn-around companies owned by private equity firms such as Triton Investments Advisers LLP and Nordic Capital and their related funds. Mr. Hermansson started his career in the 1980’s with several director positions with Sandvik AB in Latin America as well as in several European countries. Mr. Hermansson has been the chairman of the board of Learning 2 Sleep L2S AB since June 2019, the chairman of the board of Vevios AB since November 2019 and a board member of Framtix Holding AB since June 2019. He was also the chief executive officer of AdderaCare AB from January 2016 to September 2019. From 2014 to 2015, Mr. Hermansson served as chief executive officer of Saferoad Group, a European market leader in road safety infrastructure products. At Saferoad Group, he led several acquisitions, refinanced the company and initiated the exit process which later led to the 2017 IPO of the company. From 2004 to 2013, he served as the chief executive officer of GCE Group, a global leader in gas control technologies for medical equipment, industrial applications, semiconductor manufacturing and other applications. At GCE Group, he managed the divestiture process for private equity owner Triton Equity Partners, ultimately delivering a very favorable cash return. Mr. Hermansson remained with the company under its new primary owner, Argan Capital, as chief executive officer of the group until 2013. Mr. Hermansson received a bachelor’s degree in finance and accounting from University of Gothenburg.

Thomas Fairfield, our Chief Financial Officer, Chief Operating Officer and Secretary, has been providing strategic business consulting services through Cambio Group LLC (“Cambio”) that he founded and has owned since July 2018 and Deucalion Partners, LLC, a recently formed advisory services company for which Mr. Fairfield serves as Chief Operating Officer. In connection with recent Cambio engagements, Mr. Fairfield served as Chief Restructuring Officer of Rhino Resource Partners LP (“Rhino”), an energy company, from May 2020 through the effective date of the plan of liquidation in Rhino’s Chapter 11 bankruptcy in February 2021 and as President and Chief Executive Officer and a member of the board of managers of Journey Group Acquisition Co., LLC, a death care services company, since October 2018. Mr. Fairfield served as a member of the board of managers of Casablanca Holdings GP LLC, a holding company for Apple Leisure Group, a hospitality and travel services company, from May 2020 to December 2020 and has been a member of the board of managers of Family Services Holdings, LLC, a death care services company, since June 2021. Prior to starting Cambio, Mr. Fairfield served as chief operating officer of WMIH Corp. from May 2015 to July 2018 and as a director from May 2015 to June 2017. WMIH Corp., which is now known as Mr. Cooper Group Inc. (NASDAQ: COOP), focused on identifying and consummating an accretive acquisition transaction across a broad array of industries, with a primary focus on the financial institutions sector. During his tenure at WMIH Corp., Mr. Fairfield was involved in leading the company’s efforts to acquire Nationstar Mortgage Holdings Inc. which provides quality servicing, origination and transaction-based services related principally to single-family residences throughout the United States. Prior to joining WMIH Corp., from March 2006 to May 2015, Mr. Fairfield held various officer positions with Capmark Financial Group Inc. (“Capmark”), a commercial real estate finance and services company. While at Capmark, he held the positions of chief operating officer, general counsel, secretary, and, most recently, served as executive vice president from November 2014 to May 2015. In addition, Mr. Fairfield served as a director of Capmark from September 2011 to June 2017. He also served as a director of various privately-owned subsidiaries of Capmark from September 2011 to February 2020. During his tenure at Capmark, the company filed for Chapter 11 bankruptcy in October 2009 and emerged in September 2011. In addition to taking a leading role in guiding Capmark out of bankruptcy, Mr. Fairfield assisted in Capmark’s acquisition of Bluestem Brands, Inc. (“Bluestem”), a company operating multiple direct to consumer multi-channel retail brands offering a broad selection of merchandise and credit options to consumers, after which the company was renamed. From January 2020 to August 2020, he returned to serve on the board of Bluestem, which filed for Chapter 11 bankruptcy in March 2020. Prior to 2006, Mr. Fairfield practiced law for more than twenty years at several prominent international law firms, where his practice focused on general corporate and securities law, mergers and acquisitions, corporate finance, and financial services. He also served as a director and a member of the audit committee of Courtagen Life Sciences Inc., a privately-held company focused on genetic testing from April 2015 to July 2017 and The Cash Store Financial Services Inc., a retail loan products and services provider, from August 2013 to April 2014. Mr. Fairfield has a Juris Doctorate degree from Georgetown University Law Center and a B.S.F.S. from Georgetown University. He is admitted to the bar of the states of Connecticut, Pennsylvania, New York, and the District of Columbia, and is a member of the American Bar Association.

Mats Karlsson has served as our Director of Acquisition since March 2020. Mr. Karlsson is a serial entrepreneur from Sweden with more than 25 years of management experience and a number of successful investments and exits. Mr. Karlsson is the owner and has been the chief executive officer of Vendere AB, a family office, since January 2005. From August 2012 to February 2019, he was the chief executive officer and a board member of Wattguard Holding AB, a university spin-off that later became a portfolio company of the Swedish Energy Agency. Wattguard Holdling AB was liquidated in an orderly manner pursuant to a voluntary bankruptcy petition filed with the relevant governmental authority in Sweden on February 28, 2019. The bankruptcy liquidator/trustee completed the administration of the bankruptcy and liquidation proceedings for Wattguard Holding AB on December 16, 2019. He served as the chief marketing officer of IT Assign AB from August 2001 to April 2002, and as the chief executive officer of Bluewave AB, both of which companies were Swedish subsidiaries of Maersk Data, AP Möller, a large Danish business conglomerate with activities in the transport, logistics and energy sectors. After helping to lead Maersk’s sale of Maersk Data to the International Business Machines Corporation (IBM) in 2004, Mr. Karlsson became the chief marketing officer and co-owner of Tactel, a mobile technology software development company that was later sold in 2009 to private equity fund FSN Capital III. Mr. Karlsson received his Executive MBA from M-Gruppen.

Alexander “Bigge” Lidgren has served as our Director of Marketing since March 2020. Mr. Lidgren, is a serial entrepreneur from Sweden with a strong track record also of investing. Since December 2020 Mr. Lidgren has been a member of the board of Almi Invest Greenetch AB which is the greentech arm of Almi Invest, a Swedish Venture Capital company. Mr. Lidgren most recently was a managing director of Loudspring Oyj (HSLE: LOUD), a publicly-listed venture capital accelerator. During his tenure at Loudspring, the company invested into, among others, Plugsurfing GmbH, an electric car charging network aggregator. Plugsurfing was later acquired by Fortum Oyj in 2018, and delivered a favorable return on investment. Mr. Lidgren also managed the partial sales of Loudspring’s investment into Enersize Oyj (OM: ENERS), a Finnish industrial energy efficiency firm. Prior to Loudspring, he was a portfolio manager from 2012 to 2014 at the Swedish Energy Agency. Before his time at the SEA, Mr. Lidgren was a co-founder and managing director of an investor membership network, Cleantech Scandinavia, from 2006 to 2012, where he sourced more than 700 investments within the Nordic cleantech industry on behalf of more than 100 global venture capital investors. In 2004, Mr. Lidgren co-founded Bokks AB, a digital signage systems company, which was later sold to MultiQ International AB in 2007. Mr. Lidgren received a Bachelor of Science in Business administration in 1997 and a Master of Science in Environmental Management and Policy from Lund University in 2005.

Christian Merheim has served as our Director of Technology since March 2020. Mr. Merheim has a broad and extensive experience in FinTech, technology, communications, and business development. Mr. Merheim started his career in the technology industry, founding a number of high-tech start-ups covering video over IP (Bokks AB), parallel computing (Mitrionics AB), and advanced image processing (Westpot AB). Mr. Merheim has been serving on the board of Enersize Oyj from July 2016 to December 2019, where he managed the IPO of Enersize Oyj, a Finnish industrial energy efficiency firm using IoT. He has been the co-owner of Grimer Holding AB since April 2015 and a board member of Troberg Trading Heavy Equipment AB since January 2015. He was a deputy board member of Airdev AB, a subsidiary of Enersize Qyj, from December 2018 to September 2019. He was the chairman of the board of Enersize Advanced Research AB, a subsidiary of Enersize Qyj, from November 2017 to April 2019. He also served as a board member of Nuuka Oyj from June 2017 to July 2018. Since 2015 he has served as a consultant in technology development, financing and business development for various start-up and growth companies. He entered into FinTech and blockchain technology in 2012 when he co-founded Cryex Group AB and raised a seed financing for the company. He was the chief strategy officer of Cryex Group AB from January to June 2015. Mr. Merheim’s work at Cryex involved preparation of regulatory filings for PSD payments and MIFID settlement permits with SWE-FSA as well as designing integration with international legacy banking systems such as SWIFT and SEPA. Mr. Merheim received his M.Sc in Engineering from Lund University in 1998.

Anna Yukiko Bickenbach has served as our Director since inception. Ms. Bickenbach has a wide network within the German tech and FinTech community which will bring in deal flow opportunities through the main German tech hubs as well as directly from her network of German and international tech entrepreneurs and investors. Ms. Bickenbach has been Field Marketing Manager at Planet Labs Inc., a satellite data and insight provider with the world’s largest fleet of earth image satellites (currently merging with NYSE:DMYQ) since September 2021. She has previously been serving as the event and program manager for the “Worldchangers in Tech” and “Proptech Innovation Summit” at the GERMANTECH Foundation from October 2019 to September 2021. From February 2012 to August 2019, she worked as an impact manager for Mobile Economy GmbH, one of Europe’s leading green innovation network for investors, entrepreneurs and large corporations. From May 2018 to May 2019 she was also the marketing project manager for Avesu GmbH, a producer of vegan shoes where she has coordinated their European market strategy as well as facilitate partnership networks, including partners such as Peta, BKK-BVita, Provita. She was also country manager for fast growing foodtech start-up ResQ Club Oy during their German market introduction from July 2016 to January 2017. In 2013 she co-founded Ecotastic GmbH and was its chief sales and brand officer until February 2016, the company behind the eco loyalty reward Ecotastic mobile app. Between 2009 to 2011, she worked for the assisting chair of the agricultural economics faculty and the assisting chair in economics of horticultural production at Humboldt Univerität. From 2009 to 2010, she acted as an editor for Öko-Institute e.V, Institute for Applied Ecology with publications in 2010 in the areas of impact evaluation and climate change at Copenhagen Talks 2010. She earned a double bachelor’s degree in political science and in international studies with a minor in German from the University of Washington, Seattle, in 2008. She also has a master’s degree in Integrated Natural Resource Management from the Humboldt Univerität in Berlin in 2011. Ms. Bickenbach is well qualified to serve as a director due to her entrepreneurship and extensive experience in a wide range of European tech sectors.

Anders Norlin has served as our Director since inception. Mr. Norlin was the chief executive officer of a Swedish FinTech hub, Findec from April 2019 to August 2021. Mr. Norlin is currently advising Nordic tech and fintech scale-ups as a senior advisor. Findec is a membership organization for FinTech growth companies and arranges accelerator and growth programs, networking events, and facilitates collaborations within the Nordic FinTech, regtech, insuretech and blockchain industries. The organization works in partnership with, among others, Nordea and PricewaterhouseCoopers (“PwC”), as well as other international FinTech hubs. Through his work and position within the FinTech industry, Mr. Norlin has an extensive network with FinTech investors, entrepreneurs, and companies as well as with legacy financial institutions through which the company with be able to access deal flow opportunities. From August 2017 to August 2019, Mr. Norlin was a partner of Embassy House, a co-working space housing 70 companies focused on FinTech, property technology (“proptech”), Software-as-a-Service (“SaaS”), gaming and blockchain technology. Mr. Norlin has been a partner at Coach & Capital, a venture capital fund with a focus on cleantech and information and communications technologies (ICT) since January 2008. Between January 2013 and December 2016, Mr. Norlin served as an investment manager at Frame Invest, a private equity investor with a focus on B2B companies primarily within IT. From January 2002 to December 2007, Mr. Norlin served as investment manager at Traction, a Swedish private equity investment company listed on the Nasdaq Stockholm. In his role as investment manager at Traction, he served as a member of the board at several portfolio companies. Mr. Norlin holds a master of science in industrial management & mechanical engineering from Chalmers University of Technology and a degree in advanced marketing communication from Berghs School of Communication. Our management team believes that Mr. Norlin is well qualified to serve as a director due to his extensive experience within private equity technology investments as well as his deep knowledge of, and central position within, Nordic FinTech.

Fredrik Elmberg has served as one of our directors since February 2022. Since 2009 he owns and operates, Lejonet Invest GMBH, his own German based Investment company with investments in food&beverage, Sport-Tech, consumer goods and entertainment. From September 2016 he has been board member in Snow making equipment manufacturer SnowHow GMBH. From December 2014 until its sale in September 2019, he was chairman of the board in consumer loyalty program provider Ventum GMBH. From January 2014, he has been board member of European Convenience food GMBH providing deep frozen snacks. From August 2013 until its sale in May 2015 he was chairman of the board of water purification company, Aquavital GMBH. From April 2015 to 2017 he has been board member in CoXa Carry, a sports utility company. From July 2009 he has been Chairman of Boda Borg Europe AB and board member of Boda Borg Corp., and since Nov 2018 board member of Boda Borg Zürich AG. Boda Borg is an international group of owned and franchise based experience centers. From March 2008 he has been chairman of the board Ängeln premium Products GMBH, a frozen delicacy provider on the German market, until the company was sold in Feb 2022. All the companies above are portfolio holdings of his own investment company Lejonet Invest GMBH. From 2010 to its sale in 2013 he was board member in leading German roller shutter and doors manufacturer Alukon GMBH. From 2010 to its sale to Sulzer AG in 2012, he was board member of Geka Brush GMBH, a cosmetic brush manufacturer, and from 2007 to its sale to in 2010 he was board member in Lysell GMBH & Co, KG, a German chilled food producer. From 2003 to 2007 he was CEO and co-owner of home automation company Rademacher Geräte which was successfully divested to Nord Holding Group. From 2001 to 2003 he acted as Senior partner for private Equity fund Arcadia. From 1997 to 2001 he was CEO of Swiss Chocolate maker Lindt & Sprüngli (SWX:LISN) in Austria and part of Eastern Europe. From 1994 to 1997 he was CEO for Mövenpick Global Branded Consumer Goods. Mr. Elmberg received a diploma in International Business Administration from Lund University in 1985 and was awarded a MBA with three major scholarships from Harvard Business School in June 1987. Mr. Elmberg is well qualified to serve as a director due to his extensive experience from company management as well as his experience from investments and acquisitions.

Steven M. Wasserman has served as one of our directors since February 2022. Mr. Wasserman has been a principal in MSP Sports Capital, LP., an investment fund specializing in professional sports businesses, since 2019. He served as Vice Chairman of The Roosevelt Investment Group, Inc. an investment advisory firm, from 2018 to 2021 and was previously Chief Executive Officer of Seaport Investment Management, LLC, an investment management firm, from 2014 to 2018 and helped Seaport develop new investment strategies during his tenure. Since 2017, Mr. Wasserman has been a senior advisor to a New York based hedge fund with respect to special situations/credit opportunity investments and has also been an advisor to BlockWorks Group, LLC, a blockchain/cryptocurrency communications company. From 2011 to 2014 he was Senior Managing Director of the Beige Group, LLC, a family office where he was responsible for identifying, analyzing and executing investment opportunities. Mr. Wasserman has been an advisor to our company since 2019 and previously was Chief Executive Officer of Alpha Acquisition Corp, a special purpose acquisition company, from 2008 to 2010. He has also served as an advisor to various other special purpose acquisition companies including, but not limited to, Energy Infrastructure Acquisition Corp., Seanergy Acquisition Corp., and Starbulk Acquisition Corp. From 2004 to 2008, Mr. Wasserman also served as the managing partner of AMT Ventures LLC, an entity primarily engaged in public and private equity and debt investments on a principal basis. During his tenure AMT portfolio investments included: Ktech Corporation, a provider of technical support services, scientific and engineering services and management expertise to a variety of government defense and industry clients; Nanodetex Corporation, a leader in lab-on-chip (LOC) platform technologies for gas phase chemical analysis and explosive detection; Agent Science Technologies Incorporated, a provider of neural information management software solutions to the defense industry; and Link One, LLC, a technology transfer advisory group to Los Alamos National Laboratory. Mr. Wasserman is also a licensed attorney.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Anders Norlin and Anna Yukiko Bickenbach, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jonas Olsson, Fredrik Elmberg and Steven Wasserman, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other officers as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Fredrik Elmberg, Anders Norlin and Steven Wasserman serve as members of our audit committee, and Fredrik Elmberg chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Fredrik Elmberg, Anders Norlin and Steven Wasserman meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Fredrick Elmberg qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Fredrik Elmberg, Steven Wasserman and Anna Yukiko Bickenbach serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Fredrik Elmberg, Steven Wasserman and Anna Yukiko Bickenbach are independent and Fredrik Elmberg chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluations;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that, prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Fredrik Elmberg, Anders Norlin, Anna Yukiko Bickenbach and Steven Wasserman. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 23,940,000 shares of our common stock, consisting of (i) 18,190,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 9, 2022. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Water by Nordic AB (2)	940,000	5.2%	4,440,720	77.2%	22.5%
byNordic Holdings LLC	275,000	1.5%	1,267,912	22.1%	6.4%
byNordic Holdings II LLC	195,000	1.1%	899,065	15.6%	4.6%
Jonas Olsson (3)	—	—	—	—	—
Michael Hermansson (3)	—	—	—	—	—
Christian Merheim (3)	—	—	—	—	—
Mats Karlsson (3)	—	—	—	—	—
Alexander “Bigge” Lidgren (3)	—	—	—	—	—
Anders Norlin (3)	—	—	—	—	—
Fredrik Elmberg (3)	—	—	—	—	—
Anna Yukiko Bickenbach (3)	—	—	—	—	—
Thomas Fairfield	—	—	66,729	1.2%	0.3%
Steven Wasserman	—	—	133,460	2.3%	0.6%
All executive officers and directors as a group (10 individuals)	—	—	200,189	3.5%	0.83%

Other 5% Stockholders
Space Summit Capital LLC (4)	1,485,000	8.2%	112,500	2.0%	6.7%
Tenor Capital Management Company, L.P. (5)	1,485,000	8.2%	112,500	2.0%	6.7%
Apollo SPAC Fund I, L.P. (6)	1,485,000	8.2%	112,500	2.0%	6.7%
Atalaya Capital Management LP (7)	1,485,000	8.2%	112,500	2.0%	6.7%
D. E. Shaw Valence Portfolios, L.L.C. (8)	1,485,000	8.2%	112,500	2.0%	6.7%
Citadel Investment Partners LLC (9)	1,275,000	8.2%	96,591	2.0%	6.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pir 29, Einar Hansens Esplanad 29, 211 13 Malmö, Sweden.

(2)	Includes shares for which our sponsor is the record holder together with shares held of record by byNordic Holdings, which our sponsor may be deemed to beneficially own as the sole member of byNordic Manager LLC, the manager of byNordic Holdings together with shares held of record by byNordic Holdings II, which our sponsor may be deemed to beneficially own as the sole member of byNordic Manager LLC, the manager of byNordic Holdings II. Each of Jonas Olsson, Michael Hermansson, Mats Karlsson and Joachim Cato are the managing members of our sponsor, and as such, each have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed on February 14, 2022, Space Summit Capital LLC acquired 1,485,000 shares of Class A common stock. The business address for the reporting person is 15455 Albright Street, Pacific Palisades, CA 90272.
(5)	According to a Schedule 13G filed on February 14, 2022, Tenor Capital Management Company, L.P., Tenor Opportunity Master Fund, Ltd., and Robin Shah acquired 1,485,000 shares of Class A common stock. The business address for each of the reporting persons is 810 Seventh Avenue, Suite 1905, New York, NY 10019.
(6)	According to a Schedule 13G filed on February 17, 2022, Apollo SPAC Fund I, L.P., Apollo SPAC Management I, L.P., Apollo SPAC Management I GP, LLC, Apollo Capital Management, L.P., Apollo Capital Management GP, LLC, Apollo Management Holdings, L.P., and Apollo Management Holdings GP, LLC acquired 1,485,000 shares of Class A common stock. The business address for each of the reporting persons is 9 W. 57th Street, 43rd Floor, New York, New York 10019.
(7)	According to a Schedule 13G filed on February 17, 2022, Atalaya Special Purpose Investment Fund II LP (ASPIF II), ACM ASOF VII (Cayman) Holdco LP (ASOF), ACM Alamosa (Cayman) Holdco LP (Alamosa), Atalaya Capital Management LP (ACM), Corbin ERISA Opportunity Fund, Ltd. (CEOF), Corbin Capital Partners GP LLC (CCPG) and Corbin Capital Partners, L.P. (CCP) acquired 1,485,000 shares of Class A common stock. The business address for each of ASPIF II, ASOF, Alamosa and ACM is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The business address for each of CEOF, CCPG and CCP is 590 Madison Avenue, 31st Floor, New York, NY 10022.
(8)	According to a Schedule 13G filed on February 22, 2022, D.E. Shaw Valence Porfolios, L.L.C., D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P., and David E. Shaw acquired 1,485,000 shares of Class A Common stock. The business address for each of the reporting persons is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.
(9)	According to a Schedule 13G filed on February 22, 2022, Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC, and Kenneth Griffin acquired 1,275,000 shares of Class A common stock. The business address for each of the reporting persons is 131 Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2020, our sponsor paid an aggregate of $25,000, or approximately $0.009 per share, to cover certain of our offering costs in consideration of 2,875,000 founder shares. In February 2021, we effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 4,312,500 founder shares (up to an aggregate of 562,500 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On November 17, 2021, we effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in our sponsor, byNordic Holdings and certain of our executive officers and directors holding an aggregate of 5,750,000 Founder Shares. Simultaneously with the closing of our initial public offering, byNordic Holdings forfeited 899,065 founder shares, and byNordic Holdings II purchased 899,065 founder shares from us, at a purchase price of approximately $0.0043 per share. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 25% of the outstanding shares after our initial public offering (including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the private shares, any shares of Class A common stock issued to our sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in an initial business combination and any shares issuable upon exercise of the warrants (referred to herein as the excluded shares)). As such, our initial stockholders collectively own 25% of our issued and outstanding shares after our initial public offering through ownership of the founder shares (assuming they did not purchase any units in our initial public offering and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the excluded shares). Up to 750,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised so that our initial stockholders will maintain ownership of 25% of our common stock (including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the excluded shares). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Our initial stockholders collectively own approximately 23.3% of our common stock after giving effect to our initial public offering on February 11, 2022 and the exercise of the underwriters’ over-allotment option in full on February 18, 2022, in each case through ownership of the founder shares and private shares (assuming they did not purchase any units in our initial public offering and including in such calculation the private shares and any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the excluded shares other than the private shares). As a result of the full exercise of the underwriters’ over-allotment option, none of the 5,750,000 outstanding founder shares are subject to forfeiture.

The anchor investors (none of which are affiliated with any member of our management team, our sponsor or any other anchor investor) purchased approximately $146.4 million of the units which is approximately 84.9% of the units in our initial public offering at the public offering price after giving effect to the exercise by the underwriters in full of the over-allotment option. Further, the anchor investors entered into a separate letter agreement with us and our sponsor and byNordic Holdings pursuant to which, the anchor investors purchased, simultaneously with the completion of our initial public offering on February 11, 2022, an aggregate of 1,109,091 founder shares held by our sponsor and byNordic Holdings on a pro rata basis according to the number of founder shares held by each of our sponsor (after deducting certain shares held for the benefit of officers and directors) and byNordic Holdings (or, in the alternative, our sponsor and byNordic Holdings forfeited the relevant number of founder shares to us in order for us to issue the same number of founder shares to the anchor investor). The negotiations between us, our sponsor and byNordic Holdings and each anchor investor were separate and there are no arrangements or understandings among the anchor investors with regard to voting, including voting with respect to our initial business combination other than with respect to the voting of their founder shares as described below.

Rothesay, which is a member of our sponsor, has agreed, pursuant to a forward purchase agreement entered into with us, to purchase up to 1,000,000 forward purchase shares at $10.00 per share for gross proceeds up to $10,000,000 in a private placement that will occur concurrently with the consummation of our initial business combination. Rothesay’s purchase of forward purchase shares pursuant to the forward purchase agreement will be subject to the approval of Rothesay’s investment committee or other committee with decision-making authority to purchase the number of forward purchase shares approved by such committee and the other closing conditions set forth in the forward purchase agreement. Rothesay has the right to transfer all or a portion of its rights and obligation to purchase the forward purchase shares to forward transferees, subject to compliance with applicable securities laws. Any such forward transferee will be subject to the same terms and conditions under the forward purchase agreement. The forward purchase shares will be identical to the shares of Class A common stock underlying the units being sold in our initial public offering, except that they will be subject to certain registration rights and transfer restrictions. The funds from the sale of the forward purchase shares will be used as part of the consideration to the sellers in the initial business combination and any excess funds will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and is intended to provide us with a minimum funding level for the initial business combination.

On February 11, 2022, our sponsor, byNordic Holdings and byNordic Holdings II purchased, pursuant to their respective securities purchase agreements entered into with us, 850,000 private shares in the aggregate at $10.00 per share for gross proceeds of $8,500,000 in the aggregate in a private placement that occurred concurrently with the consummation of our initial public offering. On February 18, 2022, in connection with the exercise by the underwriters of the over-allotment option in full in the initial public offering of the units, we completed the private sale of an additional 90,000 shares of Class A common stock to our sponsor, byNordic Holdings and byNordic Holdings II at a purchase price of $10.00 per private share, generating an additional $900,000 of gross proceeds. The proceeds from the sale of the private shares were added to the net proceeds from the closing of our initial public offering to the extent necessary to be held in the trust account. The holders of the private shares will not have any right to amounts held in the trust account as holders of the private shares. The private shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

A portion of the offering expenses have been paid from the proceeds of loans from our sponsor of up to $500,000 as described in the Registration Statement. As of December 31, 2021, we had borrowed $443,094 under the promissory note evidencing the loans, which have been applied to pay a portion of the expenses of our initial public offering. The promissory note was repaid in full upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into shares of our Class A common stock at a price of $10.00 per share at the option of the lender. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into indemnification agreements with each of our officers and directors a form of which was filed as an exhibit to the Registration Statement. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We have entered into registration rights agreements with respect to the founder shares, the private shares, the shares of our Class A common stock issuable upon conversion of working capital loans (if any), the forward purchase shares and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the Registration Statement.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter was filed as an exhibit to the Registration Statement. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed, in a letter agreement, not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, byNordic Holdings, byNordic Holdings II or our officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any of their respective affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments have been or will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $10,000 per month, for up to 15 months plus the three-month extension period if applicable plus any additional extension period, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into shares of our Class A common stock, at a price of $10.00 per share at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Anders Norlin, Anna Yukiko Bickenbach, Fredrik Elmberg and Steven Wasserman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and review of the financial information included in the Registration Statement totaled approximately $65,360 for the year ended December 31, 2021. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not incur any audit-related fees payable to Marcum.

Tax Fees. We paid Marcum $13,390 for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

BYNORDIC ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

byNordic Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of byNordic Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholder’s equity and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Auditor Firm ID:  688

March 31, 2022

BYNORDIC ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Cash	$631	$-
Deferred offering costs	675,334	380,505
Total assets	$675,965	$380,505

Liability and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued expenses and other current liabilities	$5,647	$150
Accrued offering costs	255,038	58,348
Taxes payable	5,073	-
Promissory note – related party	443,094	298,680
Due to related party	10,073	-
Total current liabilities	718,925	357,178

Commitments

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 and 5,750,000 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively(1)(2)	575	575
Additional paid-in capital	24,425	24,425
Accumulated deficit	(67,960)	(1,673)
Total stockholders’ (deficit) equity	(42,960)	23,327

Total Liabilities and Stockholders’ (Deficit) Equity	$675,965	$380,505

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in Water by Nordic AB (the “Sponsor”) holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings LLC (“byNordic Holdings”) and certain officers and directors holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).
(2)	Includes 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 18, 2022, the underwriters fully exercised their over-allotment option and such shares are no longer subject to forfeiture (See Notes 5 and 9).

The accompanying notes are an integral part of these financial statements.

BYNORDIC ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the year ended December 31, 2020
Formation and operating costs	$66,287	$223
Net loss	$(66,287)	$(223)

Weighted average shares outstanding, basic and diluted(1)(2)	5,750,000	5,750,000
Basic and diluted net loss per common share	$(0.01)	$(0.00)

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).
(2)	Excludes up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On February 18, 2022, the underwriters fully exercised their over-allotment option and such shares are no longer subject to forfeiture (See Notes 5 and 9).

The accompanying notes are an integral part of these financial statements.

BYNORDIC ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares (1)(2)	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	-	$-	$-	$(1,450)	$(1,450)
Issuance of Founder Shares to Sponsor	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(223)	(223)
Balance as of December 31, 2020	5,750,000	$575	$24,425	$(1,673)	$23,327
Net loss	-	-	-	(66,287)	(66,287)
Balance as of December 31, 2021	5,750,000	$575	$24,425	$(67,960)	$(42,960)

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).
(2)	Includes up to 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On February 18, 2022, the underwriters fully exercised their over-allotment option and such shares are no longer subject to forfeiture (See Notes 5 and 9).

The accompanying notes are an integral part of these financial statements.

BYNORDIC ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS

	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(66,287)	$(223)
Changes in operating assets and liabilities:
Other current liabilities	5,497	150
Accrued expenses	(4,356)	73
Taxes payable	5,073	-
Due to related party	10,073	-
Net cash used in operating activities	(50,000)	-

Cash Flows from Financing Activities:
Advances from related party	-	13,750
Proceeds from promissory note – related party	144,414	178,407
Payment of offering costs	(93,783)	(192,157)
Net cash provided by financing activities	50,631	-

Net change in cash	631	-
Cash, beginning of the year	-	-
Cash, end of the year	$631	$-

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$201,046	$58,348
Deferred offering costs paid directly by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Conversion of advances from related party to promissory note – related party	$-	$118,750

The accompanying notes are an integral part of these financial statements.

BYNORDIC ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEENTS
DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

byNordic Acquisition Corporation (the “Company”) was incorporated in Delaware on December 27, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through December 31, 2021 relates to the Company’s formation and the IPO (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s initial public offering (the “IPO”) of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”) was declared effective on February 8, 2022 (the “Effective Date”). On February 11, 2022, the Company consummated the IPO. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company (a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $150,000,000.

Simultaneously with the closing of the IPO, the Company completed the sale of 850,000 shares of the Company’s Class A Common Stock (the “Private Shares”) at a price of $10.00 per Private Share in a private placement to the Company’s sponsor, Water by Nordic AB (the “Sponsor”), byNordic Holdings LLC (“byNordic Holdings”) and byNordic Holdings II LLC (“byNordic Holdings II”).

The Company granted the underwriters a 45-day option from February 8, 2022 to purchase up to 2,250,000 additional Units to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On February 18, 2022, the underwriters fully exercised their over-allotment option by purchasing an additional 2,250,000 Units, consisting of 2,250,000 shares of Class A Common Stock and 1,125,000 redeemable warrants generating additional gross proceeds of $22,500,000 to the Company and bringing the total gross proceeds of the IPO to $172,500,000. In connection with the exercise by the underwriters of the over-allotment option in full, the Company completed the sale of an additional 90,000 Private Shares to the Sponsor, byNordic Holdings and byNordic Holdings II at a price of $10.00 per Private Share in a private placement.

With the full exercise of the over-allotment option, transaction costs amounted to $16,725,005 consisting of $3,450,000 of underwriting commissions, $6,037,500 of deferred underwriting commissions, $6,317,382 in excess fair value of anchor investor shares, and $920,123 of other offering costs. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account (as defined below) for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete its initial Business Combination with one or more target companies having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on February 11, 2022 and exercise of the over-allotment option on February 18, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Shares was placed in a trust account (“Trust Account”) to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the closing of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, byNordic Holdings, byNordic Holdings II, officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. The anchor investors that purchased founder shares in connection with the IPO (see Note 6) have agreed to vote their founder shares in favor of approving a Business Combination.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

Each of the Sponsor, byNordic Holdings, byNordic Holdings II, officers and directors that purchased Founder Shares in connection with the IPO has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. Anchor investors in the Company’s IPO have agreed that they have no claims to any funds in the Trust Account or other assets of the Company with respect to the Founder Shares they purchased.

The Company has 15 months from the closing of the IPO to complete a Business Combination as such deadline may be extended for an additional three month period for a total of up to 18 months to complete a Business Combination if the Company’s Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s initial Business Combination, pays an additional $0.10 per public share into the Trust Account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders will have no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate a Business Combination beyond 18 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares) (the “Combination Period”). Any payment for the three-month extension for deposit to the Trust Account by the Sponsor or any of its affiliates or designees referred to above is expected to be made in the form of a non-interest bearing loan or loans. The terms of the promissory note to be issued by the Company in connection with any such loans have not yet been negotiated. If the Company completes the Company’s initial Business Combination, the Company would expect to repay such loans from funds that are released to the Company from the Trust Account or, at the option of the Sponsor or its affiliates or designees (as applicable), convert all or a portion of the total loaned amount into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. In the event that the Company receives notice from the Sponsor five business days prior to the applicable deadline of its intent to effect an extension in this manner, the Company intends to issue a press release announcing such intention at least three days prior to the deadline. In addition, the Company intends to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the its initial Business Combination.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.20) (or, if the Company exercises the Company’s right to make an additional deposit to the Trust Account in order to extend the deadline for the consummation of the Company’s initial Business Combination by an additional three months, $10.30 per share).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share (or $10.30 per Public Share, if applicable) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share (or $10.30 per share, if applicable) due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

Prior to the closing of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for one year from the date these financial statements are issued and therefore substantial doubt about our ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021. The Company held $631 and $0 in cash as of December 31, 2021 and December 31, 2020.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Upon closing of the IPO on February 11, 2022 and the underwriters’ full exercise of the over-allotment option on February 18, 2022, the Company incurred offering costs amounting to $16,725,005 (consisting of $3,450,000 of underwriting commissions, $6,037,500 of deferred underwriting commissions $6,317,382 in excess fair value of anchor investor shares, and $920,123 of other offering costs. The Company recorded $16,344,498 of offering costs as a reduction of temporary equity in connection with the Public Shares included in the Units. The Company recorded $380,506 as a reduction of permanent equity in connection with the Public Warrants and Private Shares included in the Units that was classified as equity.

Anchor Investors

The Company complies with SAB Topic 5.A to account for the valuation of the Founder shares acquired by the anchor investors. The founder shares purchased by the anchor investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of the Founder shares to the anchor investors the valuation of these shares will be recognized as a deferred offering cost and charged to temporary equity and stockholders’ equity.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by a director and officer of the Company at the same price acquired by the Sponsor. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director of officer is removed from office or ceases to be a director or officer, the Company will have the right to repurchase the individual’s founder shares at the price paid by the individual. The founder shares owned by the director or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination subject to certain exceptions, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 15 months from the date of the IPO, as such deadline may be extended for an additional three month period for a total of up to 18 months, to consummate a business combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The shares were issued on March 31, 2021, and the shares vest, not upon a fixed date, but upon consummation of an initial business combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of its Class B common stock as of March 31, 2021. The valuation resulted in a fair value of $4.21 per share as of March 31, 2021, or an aggregate of $842,295 for the 200,189 shares. The aggregate amount paid for the transferred shares was approximately $900. The excess fair value over the amount paid is $841,395, which is the amount of share-based compensation expense which the Company will recognize upon consummation of an initial business combination.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants to be issued in the IPO meet the requirements for equity classification. The Company granted the underwriters a 45-day option from February 8, 2022 to purchase up to 2,250,000 additional Units to cover any over-allotments at the IPO price less the underwriting discounts and commissions. This over-allotment option met the requirements as a derivative instrument. On February 18, 2022, the underwriters fully exercised their over-allotment option resulting in the de-recognition of the over-allotment option on the balance sheet.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and $579 accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The Company’s shares of Class A Common Stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net income/(loss) per common share

Net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). At December 31, 2021 and December 31, 2020 there were 5,750,000 shares of Class B common stock of which an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 18, 2022, the underwriters fully exercised their over-allotment option and such shares are no longer subject to forfeiture (See Notes 5 and 9).

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Units

On February 11, 2022, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock, and one-half of one redeemable warrant (“Warrant”). Each whole warrant will entitle the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 7).

The Company granted the underwriters a 45-day option from February 8, 2022 to purchase up to 2,250,000 additional Units to cover any over-allotments at the IPO price less the underwriting discounts and commissions. On February 18, 2022, the underwriters fully exercised their over-allotment option by purchasing an additional 2,250,000 Units, consisting of 2,250,000 shares of Class A Common Stock and 1,125,000 redeemable warrants generating additional gross proceeds of $22,500,000 to the Company and bringing the total gross proceeds of the IPO to $172,500,000.

Following the completion of the IPO and the simultaneous private placement of the Private Shares on the initial closing date that occurred on February 11, 2022 and the underwriters full exercise of the over-allotment option and the simultaneous private placement of additional Private Shares on February 18, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Share was placed in a Trust Account.

Warrants

No warrants were outstanding as of December 31, 2021. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of Class A Common Stock upon exercise of a warrant unless Class A Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A Common Stock issuable upon exercise of the warrants and thereafter will use its reasonable best efforts to cause the same to become effective within 60 business days following the Business Combination and to maintain a current prospectus relating to the Class A Common Stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to each warrant holder.

If the Company calls the warrants for redemption for cash, management will have the option to require all holders that wish to exercise the warrants do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A Common Stock during the 20 trading day period starting on the trading day after the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOTE 4. PRIVATE PLACEMENT

The Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

The proceeds from the sale of the Private Shares were added to the net proceeds from the IPO held in the Trust Account to the extent necessary to maintain an amount on deposit in the Trust Account equal to $175,950,000 ($10.20 per Unit). The holders of the Private Shares will not have any right to amounts held in the Trust Account as holders of the Private Shares. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Shares will be worthless. The Private Shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Company’s initial Business Combination. If the Company does not complete the initial Business Combination within the Combination Period as such deadline may be extended for an additional three month period for a total of up to 18 months to complete the Company’s initial Business Combination in connection with the Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s initial Business Combination, paying an additional $0.10 per public share into the trust account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders will have no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate an initial Business Combination beyond 18 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares as described herein), the proceeds from the sale of the Private Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 4, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 2,875,000 Founder Shares. During February 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares.

On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the stock dividend (see Note 7).

The Founder Shares included an aggregate of up 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in an initial Business Combination and any shares issuable upon exercise of the warrants). As of February 18, 2022, the over-allotment option was exercised and such shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to our initial business combination, (x) the date on which the last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Advances from related party

As of December 31, 2019, the Sponsor advanced the Company an aggregate of $105,000 to fund expenses in connection with the IPO. The advances were non-interest bearing and payable upon demand. On February 26, 2020, the advances were converted into loans under the Promissory Note (see below).

Promissory note — related party

On February 26, 2020, the Company issued a promissory note (as amended and restated, the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2022 or the closing of the IPO. On February 26, 2020, the Company borrowed $13,750 under the Promissory Note and advances of $105,000 were converted into loans under the Promissory Note.

On May 24, 2021, the Sponsor amended and restated the Promissory Note to increase the principal amount that may be loaned under the promissory note from $300,000 to $400,000. On November 15, 2021, the Sponsor amended and restated the Promissory Note to increase the principal amount that may be loaned under the promissory note from $400,000 to $500,000. Pursuant to the Promissory Note as amended and restated on November 15, 2021, the principal balance of the Promissory Note was due on the earlier to occur of (i) March 31, 2022 and (ii) the date on which the Company consummates the IPO.

In order to facilitate payments for the Company, the Sponsor may elect to make payments on behalf of the Company that will be loaned under the Promissory Note. As of December 31, 2021, there was $443,094 outstanding under the Promissory Note. On February 14, 2022, the loan pursuant to the Promissory Note was repaid in full out of the offering proceeds that has been allocated to the payment of offering expenses.

Administrative support agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support pursuant to an administrative support agreement entered into between the Sponsor and the Company. Upon the earlier to occur of completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Due to related party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At December 31, 2021 ad December 31, 2020 the Company owed a related party $10,073 and $0, respectively.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A Common Stock at a price of $10.00 per share. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At December 31, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration rights

The holders of the Founder Shares, Private Shares and shares of the Class A Common Stock that may be issued upon conversion of the Working Capital Loans (and any shares of Class A Common Stock issuable upon the conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed in connection with the closing of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A Common Stock). The holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities pursuant to a registration rights agreement entered into with the Company. Rothesay Investment SARL SPF, a member of the Sponsor, has agreed, pursuant to a forward purchase agreement entered into with us, to purchase up to 1,000,000 shares of Class A Common Stock (referred to herein as the forward purchase shares) at $10.00 per share for gross proceeds up to $10,000,000 in a private placement that will occur concurrently with the consummation of the Initial Business Combination. Rothesay’s purchase of forward purchase shares pursuant to the forward purchase agreement will be subject to the approval of Rothesay’s investment committee or other committee with decision-making authority to purchase the number of forward purchase shares approved by such committee and the other closing conditions set forth in the forward purchase agreement. If Rothesay Investment SARL SPF purchases forward purchase shares pursuant to the forward purchase agreement, the holders of a majority of these forward purchase shares will be entitled to make a single demand that the Company register such forward purchase shares pursuant to a registration rights agreement entered into between the Company and Rothesay. In addition, pursuant to the registration rights agreements, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting agreement

The Company granted the underwriters a 45-day option from February 8, 2022, to purchase up to 2,250,000 additional Units to cover over-allotments. On February 18, 2022, the underwriters fully exercised their over-allotment option.

The underwriters received a cash underwriting discount of approximately 2% of the gross proceeds of the IPO, or $3,450,000, upon completion of the IPO and exercise of the over-allotment option.

Additionally, the underwriters entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and exercise of the over-allotment option, or $6,037,500, upon the completion of the Company’s initial Business Combination.

Anchor Investors

Subject to certain conditions, the anchor investors (none of which are affiliated with any member of the Company’s management team, the Sponsor or any other anchor investor) agreed to purchase in the aggregate approximately $146.4 million of the Units which is approximately 97.6% of the Units in the IPO (assuming no exercise of the underwriters’ over-allotment option) at the public offering price; provided, that no more than $14.85 million of the Units in the IPO were purchased by each anchor investor in such manner. Further, the anchor investors entered into separate letter agreements with the Company and the Sponsor and byNordic Holdings pursuant to which, subject to the conditions set forth therein, the anchor investors purchased, upon the closing of the IPO on February 11, 2022, for nominal consideration, an aggregate of 1,109,091 Founder Shares held by the Sponsor and byNordic Holdings on a pro rata basis according to the number of Founder Shares held by each of the Sponsor (after deducting certain shares held for the benefit of officers and directors) and byNordic Holdings (or, in the alternative, the Sponsor and byNordic Holdings agreed to forfeit the relevant number of Founder Shares to the Company in order for it to issue the same number of Founder Shares to the anchor investors). The Company valued the Founder Shares at $5.70 per share at February 11, 2022. The negotiations between us, the Sponsor and byNordic Holdings and each anchor investor were separate and there are no arrangements or understandings among the anchor investors with regard to voting, including voting with respect to the initial Business Combination other than with respect to the voting of their Founder Shares as described below.

The anchor investors have not been granted any stockholder or other rights that are in addition to those granted to the Company’s other public stockholders and purchased the Founder Shares for nominal consideration. Each anchor investor has agreed in its individually negotiated letter agreement entered into with the Company and the Sponsor and byNordic Holdings to vote its Founder Shares to approve the Company’s initial Business Combination except to the extent that such anchor investor has notified the Company that its internal compliance procedures prevents it from entering into an agreement controlling the manner in which it will vote its Founder Shares in any manner including, without limitation, voting to approve the Company’s initial Business Combination. Further, unlike some anchor investor arrangements of other blank check companies, the anchor investors are not required to (i) hold any Units, Class A Common Stock or warrants purchased in the IPO or thereafter in the open market for any amount of time or (ii) refrain from exercising their right to redeem their public shares at the time of the Company’s initial Business Combination. The anchor investors will have no rights to the funds held in the Trust Account with respect to the Founder Shares held by them. The anchor investors will have the same rights to the funds held in the Trust Account with respect to the Class A Common Stock underlying the Units they may purchase the IPO as the rights afforded to the Company’s other public stockholders.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock, with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. At December 31, 2021 and December 31, 2020, there were no shares of Class A Common Stock issued or outstanding.

Founder Shares — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. At December 31, 2021, there were 5,750,000 Founder Shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 25% of the Company’s issued and outstanding common stock after the IPO through ownership of Founder Shares (assuming the Sponsor does not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in an initial Business Combination and any shares issuable upon exercise of the warrants (referred to herein as the excluded shares). All shares and associated amounts have been retroactively restated to reflect the share surrender and stock dividends (see Note 5). As of February 18, 2022, the over-allotment option was fully exercised.

Holders of Class A Common Stock and Founder Shares will be entitled to one vote for each share. Holders of Class A Common Stock and Founder Shares will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The Founder Shares will automatically convert into shares of Class A Common Stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which Founder Shares shall convert into shares of Class A Common Stock will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock outstanding upon the closing of the IPO plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with a Business Combination (including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the excluded shares).

Note 8- Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$860
Federal net operating loss	2,439
Total deferred tax asset	3,300
Valuation allowance	(3,300)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following for the year ended December 31, 2021. No tax provision is provided for the year ended December 31, 2020 as it is considered immaterial to the financial statements as a whole:

December 31, 2021
Federal
Current	$—
Deferred	(3,300)

State
Current	—
Deferred	—
Change in valuation allowance	3,300
Income tax provision	$—

As of December 31, 2021, the Company has $11,616 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income. There were no unrecognized tax benefits and $579 accrued for interest and penalties as of December 31, 2021.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from December 27, 2019 (inception) through December 31, 2021, the change in the valuation allowance was $3,300.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	—%
Permanent Book/Tax Differences	—%
Change in valuation allowance	(4.9)%
Other	(16.1)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date through the date the financial statements were issued. Based on this review, the Company did not identify any subsequent events other than as noted below that would have required adjustment or disclosure in the financial statements.

On February 11, 2022, the Company consummated its IPO of 15,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $150,000,000. Simultaneously with the closing of the IPO, the Company completed the sale of 8,500,000 shares of the Company’s Class A Common Stock at a price of $10.00 per Private Share. On February 18, 2022, the underwriters fully exercised their over-allotment option by purchasing an additional 2,250,000 Units, consisting of 2,250,000 shares of Class A common stock and 1,125,000 redeemable warrants generating additional gross proceeds of $22,500,000 to the Company and bringing the total gross proceeds of the initial public offering to $172,500,000.

On February 14, 2022, the loan amounting to $443,094 was repaid in full out of the offering proceeds that has been allocated to the payment of offering expenses.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement between the Company and Keefe, Bruyette & Woods, Inc. and Drexel Hamilton, LLC as the representatives of the underwriters (2)
3.1	Form of Amended and Restated Certificate of Incorporation. (2)
3.2	By Laws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (2)
4.5	Description of Registered Securities.*
10.1	Form of Letter Agreement among the Company, Water by Nordic AB, byNordic Holdings LLC, byNordic Holdings II LLC and each of the executive officers and directors of the Company. (2)
10.2	Promissory Note, dated February 26, 2020, issued to the Sponsor (1)
10.2.1	Amended and Restated Promissory Note, dated May 24, 2021, issued to the Sponsor (1)
10.2.2	Amended and Restated Promissory Note, dated November 15, 2021, issued to the Sponsor (1)
10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (2)
10.4	Form of Amended & Restated Registration Rights Agreement among the Company, Water by Nordic AB, byNordic Holdings LLC, byNordic Holdings II LLC and certain other securityholders of the Company (2)
10.5	Securities Subscription Agreement, dated February 3, 2020, between the Registrant and the Sponsor (1)
10.6	Form of Securities Purchase Agreement between the Company and Water by Nordic AB (2)
10.7	Form of Securities Purchase Agreement between the Company and byNordic Holdings LLC (2)
Form of Securities Purchase Agreement between the Company and byNordic Holdings II LLC (2)
10.9	Form of the Indemnity Agreements between the Company and each of the executive officers and directors of the Company (2)
10.10	Form of the Administrative Support Agreement between the Company and Water by Nordic AB (2)
10.11	Form of Second Amended & Restated Forward Purchase Agreement, dated February 8, 2022, between the Company and Rothesay Investment SARL SPF (2)
10.12	Form of Registration Rights Agreement, dated February 8, 2022, between the Company and Rothesay Investment SARL SPF (2)
10.13	Form of the letter agreements, each dated January 18, 2022, between the Company and the anchor investors, a form of which is attached as Exhibit 10.14 hereto (2)
14	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 18, 2022.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	BYNORDIC ACQUISITION CORPORATION

	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonas Olsson	Chairman of the Board	March 31, 2022
Jonas Olsson

/s/ Michael Hermansson	Chief Executive Officer	March 31, 2022
Michael Hermansson	(Principal Executive Officer)

/s/ Thomas Fairfield	Chief Financial Officer and Chief Operating Officer	March 31, 2022
Thomas Fairfield	(Principal Financial and Accounting Officer)

/s/ Anna Yukiko Bickenbach	Director	March 31, 2022
Anna Yukiko Bickenbach

/s/ Anders Norlin	Director	March 31, 2022
Anders Norlin

/s/ Fredrik Elmberg	Director	March 31, 2022
Fredrik Elmberg

/s/ Steven Wasserman	Director	March 31, 2022
Steven Wasserman