Form 10-Q
period 2022-03-31
byNordic Acquisition Corp
filed 2022-05-23
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41273

BYNORDIC ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4529780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Pir 29

Einar Hansens Esplanad 29

211 13 Malmö

Sweden

(Address of principal executive offices)

+46 707 29 41 00

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one half of one redeemable warrant	BYNOU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value	BYNO	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BYNOW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 23, 2022, there were 18,190,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Current assets:
Cash	$1,235,078	$631
Prepaid expenses and other current assets	329,170	—
Total current assets	1,564,248	631
Prepaid expenses, non-current	231,115	—
Marketable securities held in Trust Account	175,950,713	—
Deferred offering costs	—	675,334
Total assets	$177,746,076	$675,965

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$164,606	$5,647
Accrued offering costs	105,038	255,038
Taxes payable	50,000	5,073
Promissory note – related party	—	443,094
Due to related party	31,213	10,073
Total current liabilities	350,857	718,925
Deferred legal fee	175,000	—
Deferred underwriters’ discount	6,037,500	—
Total liabilities	6,563,357	718,925

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value of $10.20	175,950,000	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 and none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively (excluding 17,250,000 shares subject to possible redemption)	94	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(4,767,950)	(67,960)
Total stockholders’ deficit	(4,767,281)	(42,960)

Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$177,746,076	$675,965

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Administrative support fees	$21,250	$—
Franchise taxes	50,000	—
Insurance	36,685	—
Listing and filing fees	87,032	—
Other operating costs	77,339	—
Formation costs	—	(150)
Loss from operations	(272,306)	150

Other income:
Interest income	758	—
Net (loss) income	$(271,548)	$150

Basic and diluted weighted average shares outstanding, Class A common stock	9,721,444	—

Basic and diluted net income per share, Class A common stock	$(0.02)	$—

Basic and diluted weighted average shares outstanding, Class B common stock (1)(2)	5,350,000	5,000,000

Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.00)

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).

(2)	March 31, 2021 excludes up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On February 18, 2022, the underwriters fully exercised their over-allotment option and such shares are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(67,960)	$(42,960)
Proceeds allocated to public warrants	—	$—	—	$—	$3,450,000	$—	$3,450,000
Sale of private placement shares	940,000	$94	—	$—	$9,399,906	$—	$9,400,000
Excess of fair value of anchor investor	—	$—	—	$—	$—	$6,317,382	$6,317,382
Sale of Class B founder shares	—	$—	—	$—	$3,866	$—	$3,866
Offering costs allocated to public warrants and private placement shares	—	$—	—	$—	$(380,438)	$—	$(380,486)
Remeasurement of redeemable shares under ASC 480-10-S99	—	$—	—	$—	$(12,497,759)	$(10,745,824)	$(23,243,583)
Net loss	—	$—	—	$—	$—	$(271,548)	$(271,548)
Balance as of March 31, 2022	940,000	$94	5,750,000	$575	$—	$(4,767,950)	$(4,767,281)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock (1)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,673)	$23,874
Net income	—	—	—	—	—	150	150
Balance as of March 31, 2021	—	$—	5,750,000	$575	$24,425	$(1,523)	$23,477

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(271,548)	$150
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(713)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(560,285)	—
Accrued expenses and other current liabilities	158,959	(150)
Accrued offering costs	—	162,973
Taxes payable	44,927	—
Due to related party	21,140	—
Net cash provided by (used in) operating activities	(607,520)	162,973

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,950,000)	—
Net cash used in investing activities	(175,950,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of cost	169,050,000	—
Proceeds from private placement	9,400,000	—
Proceeds from sale of common stock to initial stockholders	3,866	—
Payment of promissory note to related party	(443,094)	—
Payment of offering costs	(218,805)	(157,859)
Net cash provided by (used in) financing activities	177,791,967	(157,859)

Net Change in Cash	1,234,447	5,114
Cash – Beginning of period	631	—
Cash – End of period	$1,235,078	$5,114

Non-Cash investing and financing activities:
Deferred underwriting commission	$6,037,500	$—
Remeasurement of Class A common stock subject to redemption	$23,243,583	$—
Other offering costs in temporary equity	$538,701	$—
Deferred offering costs charged to Additional paid-in capital	$744,139	$—
Deferred legal fee	$175,000	$—
Excess fair value of anchor investor	$6,317,382	$—
Offering costs included in accrued offering costs	$—	$221,321
Deferred offering costs paid directly by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Deferred offering costs paid directly by Sponsor	$—	$317,075

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through March 31, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

The registration statement for the Company’s IPO was declared effective on February 8, 2022 (the “Effective Date”). On February 11, 2022, the Company consummated its Initial Public Offering (“IPO”) of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company (a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $150,000,000.

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

With the full exercise of the over-allotment option, transaction costs amounted to $16,724,021 consisting of $3,450,000 of underwriting commissions, $6,037,500 of deferred underwriting commissions, $6,317,382 in excess fair value of anchor investor shares, and $919,139 of other offering costs. Of the $16,724,021 total transaction costs, $16,343,583 was charged to temporary equity and $380,438 was charged to equity.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete its initial Business Combination with one or more target companies having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on February 11, 2022 and the exercise of the over-allotment option, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Shares was placed in a trust account (“Trust Account”) to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, byNordic Holdings, byNordic Holdings II, officers and directors and certain Anchor Investors that purchased Founder Shares in connection with the IPO (see Note 6) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

Each of the Sponsor, byNordic Holdings, byNordic Holdings II, and officers and directors of the Company that hold Founder Shares have agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. Anchor Investors in the Company’s IPO have agreed that they have no claims to any funds in the Trust Account or other assets of the Company with respect to the Founder Shares they purchased.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company has 15 months from the closing of the IPO to complete a Business Combination as such deadline may be extended for an additional three month period for a total of up to 18 months to complete a Business Combination if the Company’s Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s initial Business Combination, pays an additional $0.10 per public share into the Trust Account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders will have no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate a Business Combination beyond 18 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares) (the “Combination Period”). Any payment for the three-month extension for deposit to the Trust Account by the Sponsor or any of its affiliates or designees referred to above is expected to be made in the form of a non-interest bearing loan or loans. The terms of the promissory note to be issued by the Company in connection with any such loans have not yet been negotiated. If the Company completes the Company’s initial Business Combination, the Company would expect to repay such loans from funds that are released to the Company from the Trust Account or, at the option of the Sponsor or its affiliates or designees (as applicable), convert all or a portion of the total loaned amount into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. In the event that the Company receives notice from the Sponsor five business days prior to the applicable deadline of its intent to effect an extension in this manner, the Company intends to issue a press release announcing such intention at least three days prior to the deadline. In addition, the Company intends to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has continued to escalate without any resolution of the invasion foreseeable in the near future with the short and long-term impact on financial and business conditions in Europe remaining highly uncertain. The United States, the European Union, Canada and other countries have imposed sanctions against the Russian Federation contributing to higher inflation and disruptions to supply and distribution chains. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. Many multinational corporations have exceeded what is required by the newer and stricter sanctions in reducing or terminating their business ties to the Russian Federation. The circumstances related to the Russian Federation’s invasion of Ukraine could have a material and adverse effect on the business and prospects of technology companies in northern Europe which are the focus of the Company’s search for an initial Business Combination. The number of attractive targets for the Company’s initial Business Combination could be reduced, the cost of an initial Business Combination may be increased and the Company could experience a delay of, or inability to complete an initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had cash of $1,235,078 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing an initial Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 2023 to consummate a Business Combination (or August 2023 if extended (discussed above)). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 2023.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 10, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 23, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company held $1,235,078 and $631 in cash as March 31, 2022 and December 31, 2021, respectively.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $16,724,021 as a result of the IPO (consisting of $3,450,000 of underwriting commissions, $6,037,500 of deferred underwriting commissions, $6,317,382 in excess fair value of anchor investor shares, and $919,139 of other offering costs). The Company recorded $16,343,583 of offering costs as a reduction of temporary equity in connection with the Public Shares included in the Units. The Company recorded $380,438 as a reduction of permanent equity in connection with the Public Warrants and Private Shares included in the Units that was classified as equity.

Anchor Investors

The Company complies with SAB Topic 5.A to account for the valuation of the Founder shares acquired by the Anchor Investors. The founder shares purchased by the Anchor Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of the Founder shares to the Anchor Investors the valuation of these shares were recognized as a deferred offering cost and charged to temporary equity and stockholders’ equity. At February 11, 2022, the Fair value of the Founder shares to the Anchor Investors in excess of the amount paid was $6,317,382.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by a director and officer of the Company at the same price acquired by the Sponsor. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director of officer is removed from office or ceases to be a director or officer, the Company will have the right to repurchase the individual’s founder shares at the price paid by the individual. The founder shares owned by the director or officer (1) may not be sold or transferred, until six months after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 15 months from the date of the IPO to consummate a Business Combination as such deadline may be extended for an additional three-month period for a total of up to 18 months, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The shares were issued on March 31, 2021, and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of March 31, 2021. The valuation resulted in a fair value of $4.21 per share as of March 31, 2021, or an aggregate of $842,295 for the 200,189 shares. The aggregate amount paid for the transferred shares was approximately $900. The excess fair value over the amount paid is $841,395, which is the amount of share-based compensation expense which the Company will recognize upon consummation of an initial Business Combination.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants to be issued in the IPO meet the requirements for equity classification. The Company granted the underwriters a 45-day option from February 8, 2022 to purchase up to 2,250,000 additional Units to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. This over-allotment option meets the requirements as a derivative instrument. On February 18, 2022, the underwriters fully exercised their over-allotment option resulting in the de-recognition of the over-allotment option on the balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and $579 accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (Loss) per Common Share

Net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). At March 31, 2022 and 2021 there were 5,750,000 shares of Class B common stock of which an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 18, 2022, the underwriters fully exercised their over-allotment option and such shares are no longer subject to forfeiture (See Note 5).

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(175,155)	$(96,393)	$-	$150
Denominator:
Basic and diluted weighted average shares outstanding	9,721,444	5,350,000	-	5,000,000

Basic and diluted net income (loss) per common stock	$(0.02)	$(0.02)	$-	$-

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

As of March 31, 2022, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Allocated proceeds	$169,050,000
Less: Common stock issuance costs	(16,343,583)
Add: Remeasurement adjustment on redeemable common stock	23,243,583
Class A common stock subject to possible redemption	$175,950,000

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 3. PUBLIC OFFERING

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

Warrants

As of March 31, 2022, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

If the Company calls the warrants for redemption for cash, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

NOTE 4. PRIVATE PLACEMENT

As of March 31, 2022 The Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Promissory note — related party

On February 26, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. On February 26, 2020, the Company borrowed $13,750 under the Promissory Note and advances of $105,000 were converted into loans under the Promissory Note.

On May 24, 2021, the Sponsor amended and restated the Promissory Note to increase the principal amount that may be loaned under the promissory note from $300,000 to $400,000. On November 15, 2021, the Sponsor amended and restated the Promissory Note to increase the principal amount that may be loaned under the promissory note from $400,000 to $500,000. The principal balance of the Promissory Note was due on the earlier to occur of (i) March 31, 2022 and (ii) the date on which the Company consummated the IPO and was repaid in full in connection with the closing of the IPO.

In order to facilitate payments for the Company, the Sponsor could elect to make payments on behalf of the Company that will be loaned under the Promissory Note. As of March 31, 2022 and December 31, 2021, there was $0 and $443,094, respectively, outstanding under the Promissory Note. As of March 31, 2022, no additional amount may be borrowed under this note.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $17,500 in fees for these services and owes the Sponsor for these expenses. For the three months ended March 31, 2021, the Company did not incur any fees for these services.

Due to related party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At March 31, 2022 and December 31, 2021, excluding the Promissory Note to the Sponsor, the Company owed related parties $31,213 and $10,073, respectively, including administrative support fees owed to the Sponsor.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A common stock at a price of $10.00 per share. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Shares and shares of the Class A common stock that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities pursuant to a registration rights agreement entered into with the Company. Rothesay Investment SARL SPF, a member of the Sponsor, has agreed, pursuant to a forward purchase agreement entered into with us, to purchase up to 1,000,000 shares of Class A common stock (referred to herein as the forward purchase shares) at $10.00 per share for gross proceeds up to $10,000,000 in a private placement that will occur concurrently with the consummation of the Initial Business Combination. Rothesay’s purchase of forward purchase shares pursuant to the forward purchase agreement will be subject to the approval of Rothesay’s investment committee or other committee with decision-making authority to purchase the number of forward purchase shares approved by such committee and the other closing conditions set forth in the forward purchase agreement. If Rothesay Investment SARL SPF purchases forward purchase shares pursuant to the forward purchase agreement, the holders of a majority of these forward purchase shares will be entitled to make a single demand that the Company register such forward purchase shares pursuant to a registration rights agreement that will be entered into between the Company and Rothesay. In addition, pursuant to the registration rights agreements, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and exercise of the over-allotment option, or $6,037,500, upon the completion of the Company’s initial Business Combination.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Anchor Investors

The anchor investors (none of which are affiliated with any member of the Company’s management team, the Sponsor or any other anchor investor) purchased in the aggregate approximately $146.4 million of the units which is approximately 84.9% of the units in the IPO at the public offering price (after giving effect to the exercise in full of the underwriters’ over-allotment option); provided, that no more than $14.85 million of the units in the IPO were purchased by each anchor investor in such manner. Further, the anchor investors entered into separate letter agreements with the Company and the Sponsor and byNordic Holdings pursuant to which, subject to the conditions set forth therein, the anchor investors purchased, upon the closing of the IPO, for nominal consideration, an aggregate of 1,109,091 Founder Shares held by the Sponsor and byNordic Holdings on a pro rata basis according to the number of Founder Shares held by each of the Sponsor (after deducting certain shares held for the benefit of officers and directors) and byNordic Holdings (or, in the alternative, the Sponsor and byNordic Holdings forfeited the relevant number of Founder Shares to the Company in order for it to issue the same number of Founder Shares to the anchor investors). The negotiations between us, the Sponsor and byNordic Holdings and each anchor investor were separate and there are no arrangements or understandings among the anchor investors with regard to voting, including voting with respect to the initial Business Combination other than with respect to the voting of their Founder Shares as described below.

The anchor investors have not been granted any stockholder or other rights that are in addition to those granted to the Company’s other public stockholders and purchased the Founder Shares for nominal consideration. Each anchor investor has agreed in its individually negotiated letter agreement entered into with the Company and the Sponsor and byNordic Holdings to vote its Founder Shares to approve the Company’s initial Business Combination except to the extent that such anchor investor has notified the Company that its internal compliance procedures prevents it from entering into an agreement controlling the manner in which it will vote its Founder Shares in any manner including, without limitation, voting to approve the Company’s initial Business Combination. Further, unlike some anchor investor arrangements of other blank check companies, the anchor investors are not required to (i) hold any units, Class A common stock or warrants that they purchased in the IPO or thereafter in the open market for any amount of time or (ii) refrain from exercising their right to redeem their public shares at the time of the Company’s initial Business Combination. The anchor investors will have no rights to the funds held in the Trust Account with respect to the Founder Shares held by them. The anchor investors will have the same rights to the funds held in the Trust Account with respect to the Class A common stock underlying the units they may purchase the IPO as the rights afforded to the Company’s other public stockholders.

Deferred Legal Fees

The Company’s legal counsel has agreed to defer legal fees in the amount of $175,000, which amount will be paid from the funds held in the trust account upon and concurrently with the completion of an initial Business Combination. The Company’s legal counsel will not be entitled to any interest accrued on the deferred legal fees.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 17,250,000 shares subject to possible redemption). At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. At March 31, 2022 and December 31, 2021, there were 5,750,000 Founder Shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 25% of the Company’s issued and outstanding common stock after the IPO through ownership of Founder Shares (assuming the Sponsor does not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in an initial Business Combination and any shares issuable upon exercise of the warrants (referred to herein as the excluded shares)). All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). As of February 18, 2022, the over-allotment option was fully exercised.

Holders of Class A common stock and Class B common stock will be entitled to one vote for each share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the excluded shares).

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to byNordic Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Water by Nordic AB. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in the Company’s Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $271,548, which primarily consisted of formation and operating costs of $272,306 and earnings on cash and investments in the Trust Account of $758.

For the three months ended March 31, 2021, we had net income of $150.

Liquidity, Capital Resources and Going Concern

On February 11, 2022, we completed our Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 8,500,000 Private Shares at a price of $10.00 per Private Share in a private placement to the Sponsor, generating gross proceeds of $8,500,000.

On February 18, 2022, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,250,000 Units at a price of $10.00 per Unit, generating an additional $22,500,000 of gross proceeds. In addition, we also consummated the sale of an additional 90,000 Private Shares at a price of $10.00 per Private Share, generating an additional $900,000 of gross proceeds.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $175,950,000 was placed in the Trust Account. We incurred $16,724,021 in Initial Public Offering related costs, with $16,343,583 reported in temporary equity and $380,438 in equity.

For the three months ended March 31, 2022, cash used in operating activities was $607,520. Net loss of $271,548 was affected by interest earned on marketable securities held in the Trust Account of $713. Changes in operating assets and liabilities used $335,259 of cash for operating activities.

For the three months ended March 31, 2021 cash provided by operating activities was $162,973. Net income was $150. Changes in operating assets and liabilities provided $162,823 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $175,950,713 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned on the Trust Account for the payment of franchise or income taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,235,078 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily for (i) legal, due diligence, travel and other expenses related to identifying, negotiating and completing an initial Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves. We believe that our cash held outside of the Trust Account, together with interest earned on the Trust Account and available for withdrawal to pay taxes, will be sufficient to fund our cash needs over the next 12 months.

In order to fund any working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A common stock at a price of $10.00 per share, at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 2023 to consummate a Business Combination (or August 2023 if extended (discussed above)). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We began incurring these fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and exercise of the over-allotment option, or $6,037,500, upon the completion of the Company’s initial Business Combination.

Critical Accounting Policies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting related to the Company’s accounting for certain deferred contingent transaction costs. As a result, we performed additional analysis as deemed necessary to ensure that the financial statements included in this Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering and our Form 10-K for the year ended December 31, 2021 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYNORDIC ACQUISITION CORPORATION

Date: May 23, 2022	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)