Form 10-Q
period 2022-06-30
byNordic Acquisition Corp
filed 2022-08-15
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 18,190,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Current assets:
Cash	$1,054,559	$631
Prepaid expenses and other current assets	398,455	—
Total current assets	1,453,014	631
Prepaid expenses, non-current	41,050	—
Marketable securities held in Trust Account	176,064,522	—
Deferred offering costs	—	675,334
Total assets	$177,558,586	$675,965

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$184,368	$5,647
Accrued offering costs	1,800	255,038
Taxes payable	98,753	5,073
Promissory note – related party	—	443,094
Due to related party	61,213	10,073
Total current liabilities	346,134	718,925
Deferred legal fee	175,000	—
Deferred underwriters’ discount	6,037,500	—
Total liabilities	6,558,634	718,925

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 and none shares at redemption value of $10.20 per share as of June 30, 2022, and December 31, 2021, respectively	175,950,000	—

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 and none issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (excluding 17,250,000 shares subject to possible redemption)	94	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding as of June 30, 2022, and December 31, 2021	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(4,950,717)	(67,960)
Total stockholders’ deficit	(4,950,048)	(42,960)

Total Liabilities, Commitments and Contingencies and Stockholders’ s Deficit	$177,558,586	$675,965

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative support fees	$55,040	$55,223	$76,290	$—
Franchise taxes	50,000	—	100,000	—
Insurance	101,124	—	137,809	—
Listing and filing fees	16,653	—	103,685	—
Other operating costs	75,146	50,000	152,485	50,000
Formation costs	—	5,223	—	5,073
Total loss from operations	(297,963)	(55,223)	(570,269)	(55,073)

Other income:
Interest earned on investments held in Trust Account	116,349	150	117,107	150

Loss before provision for income taxes	(181,614)	(55,073)	(453,162)	(54,923)
Provision for income taxes	(1,153)	—	(1,153)	—
Net loss	$(182,767)	$(55,073)	$(454,315)	$(54,923)

Basic and diluted weighted average shares outstanding, Class A common stock	18,190,000	—	13,979,116	—
Basic and diluted net (loss) income per share, Class A common stock	$(0.01)	$0.00	$(0.02)	$0.00
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,000,000	5,551,105	5,000,000
Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.01)	$(0.02)	$(0.01)

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).

(2)	June 30, 2021 excludes up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On February 18, 2022, the underwriters fully exercised their over-allotment option and such shares are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(67,960)	$(42,960)
Proceeds allocated to public warrants	—	—	—	—	3,450,000	—	3,450,000
Sale of private placement shares	940,000	94	—	—	9,399,906	—	9,400,000
Excess of fair value of anchor investor	—	—	—	—	—	6,317,382	6,317,382
Sale of Class B founder shares	—	—	—	—	3,866	—	3,866
Offering costs allocated to public warrants and private placement shares	—	—	—	—	(380,438)	—	(380,486)
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	—	—	(12,497,759)	(10,745,824)	(23,243,583)
Net loss	—	—	—	—	—	(271,548)	(271,548)
Balance – March 31, 2022	940,000	94	5,750,000	575	—	(4,767,950)	(4,767,281)

Net loss	—	—	—	—	—	(182,767)	(182,767)

Balance – June 30, 2022	940,000	$94	5,750,000	$575	$—	$(4,950,717)	$(4,950,048)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,673)	$23,327

Net income	—	—	—			150	150
Balance – March 31, 2021	—	—	5,750,000	575	24,425	(1,523)	23,477

Net Loss	—	—	—	—	—	(55,073)	(55,073)

Balance – June 30, 2021	—	$—	5,750,000	$575	$24,425	$(56,596)	$(31,596)

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(454,315)	$(54,923)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(116,922)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(439,505)	—
Accrued expenses and other current liabilities	178,721	54,923
Accrued offering costs	—	—
Taxes payable	93,680	—
Due to related party	51,140	—
Net cash used in operating activities	(687,201)	—

Cash Flows from Investing Activities:
Withdrawal from trust account	2,400
Investment of cash in Trust Account	(175,950,000)	—
Net cash used in investing activities	(175,947,600)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of cost	169,050,000	—
Proceeds from private placement	9,400,000	—
Proceeds from sale of common stock to initial stockholders	3,866	—
Payment of promissory note to related party	(443,094)	—
Borrowings under PN	—	29,923
Payment of offering costs	(322,043)	(29,918)
Net cash provided by financing activities	177,688,729	5

Net Change in Cash	1,053,928	5
Cash – Beginning of period	631	—
Cash – End of period	$1,054,559	$5

Non-Cash investing and financing activities:
Deferred underwriting commission	$6,037,500	$—
Remeasurement of Class A common stock subject to redemption	$23,243,583	$—
Other offering costs in temporary equity	$538,701	$—
Deferred offering costs charged to Additional paid-in capital	$744,139	$—
Deferred legal fee	$175,000	$—
Excess fair value of anchor investor	$6,317,382	$—
Offering costs included in accrued offering costs	$—	$212,643

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through June 30, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

Simultaneously with the closing of the IPO, the Company completed the sale of 850,000 shares of the Company’s Class A common stock (the “Private Shares”) at a price of $10.00 per Private Share in a private placement to the Company’s sponsor, Water by Nordic AB (the “Sponsor”), byNordic Holdings LLC (“byNordic Holdings”) and byNordic Holdings II LLC (“byNordic Holdings II”). Both byNordic Holdings and byNordic Holdings II are affiliates of the Sponsor.

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On February 18, 2022, the underwriters fully exercised their over-allotment option by purchasing an additional 2,250,000 Units, consisting of 2,250,000 shares of Class A Common Stock and 1,125,000 redeemable warrants generating additional gross proceeds of $22,500,000 to the Company and bringing the total gross proceeds of the IPO to $172,500,000. In connection with the exercise by the underwriters of the over-allotment option in full, the Company completed the sale of an additional 90,000 Private Shares to the Sponsor, byNordic Holdings and byNordic Holdings II at a price of $10.00 per Private Share in a private placement.

Following the closing of the IPO on February 11, 2022 and the exercise of the over-allotment option, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Shares was placed in a trust account (“Trust Account”). The proceeds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, through an open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete its initial Business Combination with one or more target companies having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company anticipates structuring its Business combination either (i) in such a way so that the post-transaction company in which the holders of Public Shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the Company’s stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination.  There is no assurance that the Company will be able to successfully effect a Business Combination.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Each of the Sponsor, byNordic Holdings, byNordic Holdings II, and officers and directors of the Company that hold Founder Shares have agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. Anchor Investors in the Company’s IPO have agreed that they have no claims to any funds in the Trust Account or other assets of the Company with respect to the Founder Shares they purchased.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company has 15 months from the closing of the IPO to complete a Business Combination as such deadline may be extended for an additional three month period for a total of up to 18 months to complete a Business Combination if the Company’s Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s Business Combination, pays an additional $0.10 per public share into the Trust Account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders will have no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate a Business Combination beyond 18 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares) (the “Combination Period”). Any payment for the three-month extension for deposit to the Trust Account by the Sponsor or any of its affiliates or designees referred to above is expected to be made in the form of a non-interest-bearing loan or loans. The terms of the promissory note to be issued by the Company in connection with any such loans have not yet been negotiated. If the Company completes the Company’s Business Combination, the Company would expect to repay such loans from funds that are released to the Company from the Trust Account or, at the option of the Sponsor or its affiliates or designees (as applicable), convert all or a portion of the total loaned amount into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. In the event that the Company receives notice from the Sponsor five business days prior to the applicable deadline of its intent to effect an extension in this manner, the Company intends to issue a press release announcing such intention at least three days prior to the deadline. In addition, the Company intends to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.20) (or, if the Company exercises the Company’s right to make an additional deposit to the Trust Account in order to extend the deadline for the consummation of the Company’s Business Combination by an additional three months, $10.30 per share).

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has continued to escalate without any resolution of the invasion foreseeable in the near future with the short and long-term impact on financial and business conditions in Europe remaining highly uncertain. The United States, the European Union, Canada and other countries have imposed sanctions against the Russian Federation contributing to higher inflation and disruptions to supply and distribution chains. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. Many multinational corporations have exceeded what is required by the newer and stricter sanctions in reducing or terminating their business ties to the Russian Federation. The circumstances related to the Russian Federation’s invasion of Ukraine could have a material and adverse effect on the business, the cost and availability of capital and prospects of technology companies in northern Europe which are the focus of the Company’s search for a Business Combination. The number of attractive targets for the Company’s Business Combination could be reduced, the cost of a Business Combination may be increased, and the Company could experience a delay of, or inability to complete a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had cash of $1,054,559 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 10, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 23, 2022 and the Company’s Annual Report on Form 10-K filed April 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company held $1,054,559 and $631 in cash as June 30, 2022 and December 31, 2021, respectively.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares acquired by a director and officer of the Company at the same price acquired by the Sponsor. The acquired shares shall vest upon the Company consummating a Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director of officer is removed from office or ceases to be a director or officer, the Company will have the right to repurchase the individual’s Founder Shares at the price paid by the individual. The Founder Shares owned by the director or officer (1) may not be sold or transferred, until six months after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 15 months from the date of the IPO to consummate a Business Combination as such deadline may be extended for an additional three-month period for a total of up to 18 months, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The shares were issued on March 31, 2021, and the shares vest, not upon a fixed date, but upon consummation of aBusiness Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of March 31, 2021. The valuation resulted in a fair value of $4.21 per share as of March 31, 2021, or an aggregate of $842,295 for the 200,189 shares. The aggregate amount paid for the transferred shares was approximately $900. The excess fair value over the amount paid is $841,395, which is the amount of share-based compensation expense which the Company will recognize upon consummation of aBusiness Combination.

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

JUNE 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.6% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and 0.3% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2022.

The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL”) should still be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the amount and timing of further changes in interest rates on short-term U.S. government securities held by the Trust Account or held by funds in which the Trust Account invests, or potential unrealized interest income based on maturity of such investments. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company's income tax situation.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Net income (Loss) per Common Share

Net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). At June 30, 2022 and 2021 there were 5,551,105 and 5,750,000 shares of Class B common stock of which an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 18, 2022, the underwriters fully exercised their over-allotment option, and such shares are no longer subject to forfeiture (See Note 5).

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net loss	$(138,869)	$(43,898)	$—	$(55,073)	$(325,184)	$(129,131)	$—	$(54,923)
Denominator:
Basic and diluted weighted average shares outstanding	18,190,000	5,750,000	—	5,000,000	13,979,116	5,551,105	—	5,000,000

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$—	$(0.01)	$(0.02)	$(0.02)	$—	$(0.01)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

As of June 30,2022, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Allocated proceeds	$172,500,000
Proceeds allocated to Public Warrants	(3,450,000)
Less: Common stock issuance costs	(16,343,583)
Add: Remeasurement adjustment on redeemable common stock	23,243,583
Class A common stock subject to possible redemption	$175,950,000

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

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments at the IPO price less the underwriting discounts and commissions. On February 18, 2022, the underwriters fully exercised their over-allotment option by purchasing an additional 2,250,000 Units, consisting of 2,250,000 shares of Class A Common Stock and 1,125,000 redeemable warrants generating additional gross proceeds of $22,500,000 to the Company and bringing the total gross proceeds of the IPO to $172,500,000.

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

Warrants

As of June 30, 2022, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to issue any shares of Class A common stock pursuant to such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

As of June 30, 2022 The Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

The proceeds from the sale of the Private Shares were added to the net proceeds from the IPO held in the Trust Account to the extent necessary to maintain an amount on deposit in the Trust Account equal to $175,950,000 ($10.20 per Unit). The holders of the Private Shares will not have any right to amounts held in the Trust Account as holders of the Private Shares. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Company’s Business Combination. If the Company does not complete the Business Combination within the Combination Period as such deadline may be extended for an additional three month period for a total of up to 18 months to complete the Company’s Business Combination in connection with the Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s Business Combination, paying an additional $0.10 per public share into the trust account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders will have no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate aBusiness Combination beyond 18 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares as described herein), the proceeds from the sale of the Private Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 4, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 2,875,000 Founder Shares. During February 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares.

On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 7).

The Founder Shares included an aggregate of up 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in aBusiness Combination and any shares issuable upon exercise of the warrants). As of February 18, 2022, the over-allotment option was exercised and such shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to our Business Combination, (x) the date on which the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Advances from related party

As of December 31, 2019, the Sponsor advanced the Company an aggregate of $105,000 to fund expenses in connection with the IPO. The advances were non-interest bearing and payable upon demand. On February 26, 2020, the advances were converted into loans under the Promissory Note (see below).

Promissory note — related party

On February 26, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the IPO. On February 26, 2020, the Company borrowed $13,750 under the Promissory Note and advances of $105,000 were converted into loans under the Promissory Note.

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

In order to facilitate payments for the Company, the Sponsor could elect to make payments on behalf of the Company that will be loaned under the Promissory Note. The Promissory Note was repaid in full at the closing of the IPO..

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $47,500, respectively, in fees for these services and is liable to the Sponsor for such fees. For the three and six months ended June 30, 2021, the Company did not incur any fees for these services.

Due to related party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At June 30, 2022 and December 31, 2021, excluding the Promissory Note to the Sponsor that was outstanding at December 31, 2021, the Company owed related parties $61,213 and $10,073, respectively, including administrative support fees owed to the Sponsor.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A common stock at a price of $10.00 per share. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

The holders of the majority of the forward purchase shares (as defined below) will be entitled to make a single demand that the Company register such forward purchase shares pursuant to the Registration Rights Agreement, dated as of February 11, 2022, by and between the Company and Rothesay Investment SARL SPF (see below).

Forward Purchase Agreement

Rothesay Investment SARL SPF, a member of the Sponsor, has agreed, pursuant to a forward purchase agreement entered into with us, to purchase up to 1,000,000 shares of Class A common stock (referred to herein as the forward purchase shares) at $10.00 per share for gross proceeds up to $10,000,000 in a private placement that will occur concurrently with the consummation of the Business Combination. Rothesay’s purchase of forward purchase shares pursuant to the forward purchase agreement will be subject to the approval of Rothesay’s investment committee or other committee with decision-making authority to purchase the number of forward purchase shares approved by such committee and the other closing conditions set forth in the forward purchase agreement. If Rothesay Investment SARL SPF purchases forward purchase shares pursuant to the forward purchase agreement, the holders of a majority of these forward purchase shares will be entitled to make a single demand that the Company register such forward purchase shares pursuant to the Registration Rights Agreement, dated as of February 11, 2022, by and between the Company and Rothesay Investment SARL SPF. In addition, pursuant to the registration rights agreements, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments. On February 18, 2022, the underwriters fully exercised their over-allotment option.

The underwriters received a cash underwriting discount of approximately 2% of the gross proceeds of the IPO, or $3,450,000, upon completion of the IPO and exercise of the over-allotment option.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and exercise of the over-allotment option, or $6,037,500, upon the completion of the Company’s Business Combination.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Anchor Investors

Certain qualified institutional buyers or institutional accredited investors (“Anchor Investors,” none of which are affiliated with any member of the Company’s management team, the Sponsor or any other anchor investor) purchased in the aggregate approximately $146.4 million of the units which is approximately 84.9% of the units in the IPO at the public offering price (after giving effect to the exercise in full of the underwriters’ over-allotment option); provided, that no more than $14.85 million of the units in the IPO were purchased by each Anchor Investor in such manner. Further, the Anchor Investors entered into separate letter agreements with the Company and the Sponsor and byNordic Holdings pursuant to which, subject to the conditions set forth therein, the Anchor Investors purchased, upon the closing of the IPO, for nominal consideration, an aggregate of 1,109,091 Founder Shares held by the Sponsor and byNordic Holdings on a pro rata basis according to the number of Founder Shares held by each of the Sponsor (after deducting certain shares held for the benefit of officers and directors) and byNordic Holdings (or, in the alternative, the Sponsor and byNordic Holdings forfeited the relevant number of Founder Shares to the Company in order for it to issue the same number of Founder Shares to the Anchor Investors). The negotiations between us, the Sponsor and byNordic Holdings and each Anchor Investor were separate and there are no arrangements or understandings among the Anchor Investors with regard to voting, including voting with respect to the Business Combination other than with respect to the voting of their Founder Shares as described below.

The Anchor Investors have not been granted any stockholder or other rights that are in addition to those granted to the Company’s other public stockholders and purchased the Founder Shares for nominal consideration. Each Anchor Investor has agreed in its individually negotiated letter agreement entered into with the Company and the Sponsor and byNordic Holdings to vote its Founder Shares to approve the Company’s Business Combination except to the extent that such Anchor Investor has notified the Company that its internal compliance procedures prevents it from entering into an agreement controlling the manner in which it will vote its Founder Shares in any manner including, without limitation, voting to approve the Company’s Business Combination. Further, unlike some anchor investor arrangements of other blank check companies, the Anchor Investors are not required to (i) hold any units, Class A common stock or warrants that they purchased in the IPO or thereafter in the open market for any amount of time or (ii) refrain from exercising their right to redeem their public shares at the time of the Company’s Business Combination. The Anchor Investors will have no rights to the funds held in the Trust Account with respect to the Founder Shares held by them. The Anchor Investors will have the same rights to the funds held in the Trust Account with respect to the Class A common stock underlying the units they purchased in the IPO as the rights afforded to the Company’s other public stockholders.

Deferred Legal Fees

The Company’s legal counsel relating to the IPO has agreed to defer legal fees in the amount of $175,000, which amount will be paid from the funds held in the Trust Account upon and concurrently with the completion of aBusiness Combination. The Company’s IPO legal counsel will not be entitled to any interest accrued on the deferred legal fees.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 17,250,000 shares subject to possible redemption). At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. At June 30, 2022 and December 31, 2021, there were 5,750,000 Founder Shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 25% of the Company’s issued and outstanding common stock after the IPO through ownership of Founder Shares (assuming the Sponsor does not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in aBusiness Combination and any shares issuable upon exercise of the warrants (referred to herein as the excluded shares)). All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). As of February 18, 2022, the over-allotment option was fully exercised and the Founder Shares were no longer subject to forfeiture.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in the Company’s Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We are not presently engaged in, and we will not engage in, any operations until we consummate our Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering, the private placement of the private shares, the private placement of the forward purchase shares, the proceeds of the sale of our shares in connection with our Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the closing of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We have not selected any specific Business Combination target.

The issuance of additional shares in connection with aBusiness Combination to the owners of the target or other investors, including the forward purchase shares:

●	may significantly dilute the equity interest of our public stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after aBusiness Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $182,767, which primarily consisted of formation and operating costs of $297,963 and earnings on cash and investments in the Trust Account of $116,349.

For the six months ended June 30, 2022, we had a net loss of $454,315 which primarily consisted of formation and operating costs of $570,269 and earnings on cash and investments in the Trust Account of $117,107.

For the three months ended June 30, 2021, we had net loss of $55,073 which primarily consisted of formation and operating costs of $55,223 and earnings on cash and investments in the Trust Account of $150.

For the six months ended June 30, 2021, we had net loss of $54,923 which primarily consisted of formation and operating costs of $55,073 and earnings on cash and investments in the Trust Account of $150.

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

For the six months ended June 30, 2022, cash used in operating activities was $687,201. Net loss of $454,315 was affected by interest earned on marketable securities held in the Trust Account of $116,922. Changes in operating assets and liabilities used $115,964 of cash for operating activities.

For the six months ended June 30, 2021 cash provided by operating activities was $0. Net loss of $54,923 was affected by changes in operating assets and liabilities provided $54,923 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $176,064,522 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn $2,400 interest earned on the Trust Account for the payment of franchise or income taxes.

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

As of June 30, 2022, we had cash of $1,054,559 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily for (i) legal, due diligence, travel and other expenses related to identifying, negotiating and completing aBusiness Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves. We believe that our cash held outside of the Trust Account, together with interest earned on the Trust Account and available for withdrawal to pay taxes, will be sufficient to fund our cash needs over the next 12 months, or if sooner, the earlier completion of the Company’s Business Combination or the mandatory liquidation of the Company if it fails to complete a Business Combination by May 2023 (or August 2023 if the Company exercises its right to make an additional deposit to the Trust Account to extend the deadline for completion of its Business Combination).

In order to fund any working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A common stock at a price of $10.00 per share, at the option of the lender.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and exercise of the over-allotment option, or $6,037,500, upon the completion of the Company’s Business Combination.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In February 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting related to the Company’s accounting for certain deferred contingent transaction costs. As a result, we performed additional analysis as deemed necessary to ensure that the financial statements included in this Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. We also believe that the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering, our Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the quarter ended March 31, 2022 filed with the SEC.

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

BYNORDIC ACQUISITION CORPORATION

Date: August 15, 2022	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)