Form 10-Q
period 2022-09-30
byNordic Acquisition Corp
filed 2022-11-10
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 9, 2022, there were 18,190,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Current assets:
Cash	$1,027,333	$631
Prepaid expenses and other current assets	329,714	—
Total current assets	1,357,047	631
Prepaid expenses, non-current	—	—
Marketable securities held in Trust Account	176,743,888	—
Deferred offering costs	—	675,334
Total assets	$178,100,935	$675,965

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$219,149	$5,647
Accrued offering costs	29,374	255,038
Taxes payable	283,084	5,073
Promissory note – related party	—	443,094
Due to related party	31,213	10,073
Total current liabilities	562,820	718,925
Deferred legal fee	175,000	—
Deferred underwriters’ discount	6,037,500	—
Total liabilities	6,775,320	718,925

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 and none shares at redemption value of $10.23 per share as of September 30, 2022, and December 31, 2021, respectively	176,457,468	—

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 and none issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (excluding 17,250,000 shares subject to possible redemption)	94	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding as of September 30, 2022, and December 31, 2021	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,132,522)	(67,960)
Total stockholders’ deficit	(5,131,853)	(42,960)

Total Liabilities, Commitments and Contingencies and Stockholders’ s Deficit	$178,100,935	$675,965

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative support fees	$1,210	$—	$77,500	$—
Franchise taxes	48,531	—	148,531	—
Insurance	89,919	—	227,728	—
Listing and filing fees	16,307	—	119,992	—
Other operating costs	72,240	(50,000)	224,725	—
Formation costs	—	49,850	—	54,923
Total loss from operations	(228,207)	150	(798,476)	(54,923)

Other income:
Interest earned on investments held in Trust Account and cash	688,201	(150)	805,308	—

Income (loss) before provision for income taxes	459,994	—	6,832	(54,923)
Provision for income taxes	(134,331)	—	(135,484)	—
Net income (loss)	$325,663	$—	$(128,652)	$(54,923)

Basic and diluted weighted average shares outstanding, Class A common stock	18,190,000	—	15,398,168	—
Basic and diluted net income (loss) per share, Class A common stock	$0.01	$0.00	$(0.01)	$0.00
Basic and diluted weighted average shares outstanding, Class B common stock (1)(2)	5,750,000	5,000,000	5,618,132	5,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.01	$0.00	$(0.01)	$(0.01)

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).

(2)	September 30, 2021 excludes up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On February 18, 2022, the underwriters fully exercised their over-allotment option and such shares are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(67,960)	$(42,960)
Proceeds allocated to public warrants	—	—	—	—	3,450,000	—	3,450,000
Sale of private placement shares	940,000	94	—	—	9,399,906	—	9,400,000
Excess of fair value of anchor investor	—	—	—	—	—	6,317,382	6,317,382
Sale of Class B founder shares	—	—	—	—	3,866	—	3,866
Offering costs allocated to public warrants and private placement shares	—	—	—	—	(380,438)	—	(380,486)
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	—	—	(12,497,759)	(10,745,824)	(23,243,583)
Net loss	—	—	—	—	—	(271,548)	(271,548)
Balance – March 31, 2022	940,000	94	5,750,000	575	—	(4,767,950)	(4,767,281)

Net loss	—	—	—	—	—	(182,767)	(182,767)

Balance – June 30, 2022	940,000	94	5,750,000	575	—	(4,950,717)	(4,950,048)

Reclassification adjustment	—	—	—	—	—	(507,468)	(507,468)
Net income	—	—	—	—	—	325,663	325,663

Balance – September 30, 2022	940,000	$94	5,750,000	$575	$—	$(5,132,522)	$(5,131,853)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,673)	$23,327

Net income	—	—	—	—	—	150	150
Balance – March 31, 2021	—	—	5,750,000	575	24,425	(1,523)	23,477

Net Loss	—	—	—	—	—	(55,073)	(55,073)

Balance – June 30, 2021	—	—	5,750,000	575	24,425	(56,596)	(31,596)

Net Loss	—	—	—	—	—	—	—

Balance – September 30, 2021	—	$—	5,750,000	$575	$24,425	$(56,596)	$(31,596)

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(128,652)	$(54,923)
Adjustments to reconcile loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(803,548)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(329,714)	—
Accrued expenses and other current liabilities	213,502	55,073
Other current liabilities	—	(150)
Taxes payable	278,011	—
Due to related party	21,140	—
Net cash used in operating activities	(749,261)	—

Cash Flows from Investing Activities:
Withdrawal from trust account	9,660
Investment of cash in Trust Account	(175,950,000)	—
Net cash used in investing activities	(175,940,340)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of cost	169,050,000	—
Proceeds from private placement	9,400,000	—
Proceeds from sale of common stock to initial stockholders	3,866	—
Payment of promissory note to related party	(443,094)	—
Borrowings under PN	—	29,923
Payment of offering costs	(294,469)	(29,918)
Net cash provided by financing activities	177,716,303	5

Net Change in Cash	1,026,702	5
Cash – Beginning of period	631	—
Cash – End of period	$1,027,333	$5

Non-Cash investing and financing activities:
Deferred underwriting commission	$6,037,500	$—
Remeasurement of Class A common stock subject to redemption	$23,751,051	$—
Other offering costs in temporary equity	$538,701	$—
Deferred offering costs charged to Additional paid-in capital	$744,139	$—
Deferred legal fee	$175,000	$—
Excess fair value of anchor investor	$6,317,382	$—
Offering costs included in accrued offering costs	$—	$276,098

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through September 30, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

SEPTEMBER 30, 2022

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. The mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to effect an extension of the time in which the Company must complete a Business Combination or complete a Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had cash of $1,027,333 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 10, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 23, 2022, the Company’s Annual Report on Form 10-K filed April 1, 2022 and the Company’s Quarterly Reports on Form 10-Q filed May 23, 2022 and August 15, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company held $1,027,333 and $631 in cash as September 30, 2022 and December 31, 2021, respectively.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The shares were issued on March 31, 2021, and the shares vest, not upon a fixed date, but upon consummation of a Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of March 31, 2021. The valuation resulted in a fair value of $4.21 per share as of March 31, 2021, or an aggregate of $842,295 for the 200,189 shares. The aggregate amount paid for the transferred shares was approximately $900. The excess fair value over the amount paid is $841,395, which is the amount of share-based compensation expense which the Company will recognize upon consummation of a Business Combination.

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

SEPTEMBER 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 29.2% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 1,983.08% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). At September 30, 2022 and 2021 there were 5,750,000 shares of Class B common stock outstanding. At September 30, 2021, of the 5,750,000 shares Class B common stock outstanding, an aggregate of up to 750,000 shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 18, 2022, the underwriters fully exercised their over-allotment option, and such shares are no longer subject to forfeiture (See Note 5).

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$247,444	$78,219	$—	$—	$(94,260)	$(34,392)	$—	$(54,923)
Denominator:
Basic and diluted weighted average shares outstanding	18,190,000	5,750,000	—	5,000,000	15,398,168	5,618,132	—	5,000,000

Basic and diluted net income (loss) per common share	$0.01	$0.01	$—	$0.00	$(0.01)	$(0.01)	$—	$(0.01)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

As of September 30,2022, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Allocated proceeds	$172,500,000
Proceeds allocated to Public Warrants	(3,450,000)
Less: Common stock issuance costs	(16,343,583)
Add: Remeasurement adjustment on redeemable common stock	23,751,051
Class A common stock subject to possible redemption	$176,457,468

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

Warrants

As of September 30, 2022, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

NOTE 4. PRIVATE PLACEMENT

As of September 30, 2022 The Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

SEPTEMBER 30, 2022

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

The Founder Shares included an aggregate of up 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in a Business Combination and any shares issuable upon exercise of the warrants). As of February 18, 2022, the over-allotment option was exercised and such shares are no longer subject to forfeiture.

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

In order to facilitate payments for the Company, the Sponsor could elect to make payments on behalf of the Company that will be loaned under the Promissory Note. The Promissory Note was repaid in full at the closing of the IPO.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $77,500, respectively, of which $17,500 is recorded as accrued expenses in the condensed balance sheets. For the three and nine months ended September 30, 2021, the Company did not incur any fees for these services.

Due to related party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At September 30, 2022 and December 31, 2021, excluding the Promissory Note to the Sponsor that was outstanding at December 31, 2021, the Company owed related parties $31,213 and $10,073, respectively, including administrative support fees owed to the Sponsor.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A common stock at a price of $10.00 per share. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

SEPTEMBER 30, 2022

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

Deferred Legal Fees

The Company’s legal counsel relating to the IPO has agreed to defer legal fees in the amount of $175,000, which amount will be paid from the funds held in the Trust Account upon and concurrently with the completion of a Business Combination. The Company’s IPO legal counsel will not be entitled to any interest accrued on the deferred legal fees.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 17,250,000 shares subject to possible redemption). At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. At September 30, 2022 and December 31, 2021, there were 5,750,000 Founder Shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 25% of the Company’s issued and outstanding common stock after the IPO through ownership of Founder Shares (assuming the Sponsor does not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in a Business Combination and any shares issuable upon exercise of the warrants (referred to herein as the excluded shares)). All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). As of February 18, 2022, the over-allotment option was fully exercised and the Founder Shares were no longer subject to forfeiture.

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

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors, including the forward purchase shares:

●	may significantly dilute the equity interest of our public stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $325,663, which consisted of earnings on cash and investments in the Trust Account of $688,201 partially offset by operating costs of $228,207 and federal income taxes of $134,331.

For the nine months ended September 30, 2022, we had a net loss of $128,652 which consisted of formation and operating costs of $798,476 and federal income taxes of $135,484 partially offset by interest earned on investments held in Trust Account and cash of $805,308.

For the three months ended September 30, 2021, we had net loss of 0.

For the nine months ended September 30, 2021, we had net loss of $54,923 which consisted of formation and operating costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $749,261. Net loss of $128,652 was affected by interest earned investments in the Trust Account of $803,548. Changes in operating assets and liabilities generated $182,939 of cash for operating activities.

For the nine months ended September 30, 2021 cash provided by operating activities was $0. Net loss of $54,923 was offset by changes in operating assets and liabilities that provided $54,923 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $176,743,888 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $9,660 of interest earned on the Trust Account for the payment of franchise or income taxes.

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

As of September 30, 2022, we had cash of $1,027,333 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily for (i) legal, due diligence, travel and other expenses related to identifying, negotiating and completing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves. We believe that our cash held outside of the Trust Account, together with interest earned on the Trust Account and available for withdrawal to pay taxes, will be sufficient to fund our cash needs through the earlier of completion of the Company’s Business Combination or the mandatory liquidation of the Company if it fails to complete a Business Combination by May 2023 (or August 2023 if the Company exercises its right to make an additional deposit to the Trust Account to extend the deadline for completion of its Business Combination). However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services. We began incurring these fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021 filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYNORDIC ACQUISITION CORPORATION

Date: November 9, 2022	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)