Form 10-K
period 2022-12-31
byNordic Acquisition Corp
filed 2023-04-17
CIK 1801417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2022 (the last business day of the Registrant’s second fiscal quarter), the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was $170,947,500 (based on the closing sales price of the Class A common stock on June 30, 2022 of $9.91).

As of April 17, 2023 there were (i) 17,250,000 shares of the Company’s Class A common stock, par value $0.0001 per share, (ii) 940,000 shares of Class A common stock, par value $0.0001 per share, issued pursuant to a private placement, and (iii) 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a newly formed company without an operating history;

●	our public stockholders may experience delay in receiving distributions from our trust account;

●	our public stockholders may have a lack of opportunity to vote on our proposed business combination;

●	the lack of protections afforded to investors of blank check companies;

●	any deviation from our acquisition criteria;

●	our issuance of equity and/or debt securities to complete a business combination;

●	our lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	any potential negative interest rate for securities in which we invest the funds held in our trust account;

●	our stockholders being held liable for claims by third parties against us;

●	any failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	our dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	any potential delisting of our securities by Nasdaq;

●	our dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

ii

●	shares of Class A common stock being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	our ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	the warrants’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	the impact of COVID-19 and related risks;

●	a business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	tax consequences to business combinations;

●	exclusive forum provisions in our amended and restated certificate of incorporation; and

●	the purchase of units by our anchor investors in our initial public offering reducing the public “float” of our securities and consequently affecting trading in our securities.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our management team, our sponsor or any other anchor investor);

●	“byNordic Holdings” are to byNordic Holdings LLC, a newly formed Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“byNordic Holdings II” are to byNordic Holdings II LLC, a newly formed Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

iii

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“forward purchase agreement” are to the agreement providing for the sale of forward purchase shares to Rothesay in a private placement that will close concurrently with the closing of our initial business combination;

●	“forward purchase shares” are to the shares of Class A common stock to be issued pursuant to the forward purchase agreement;

●	“forward transferee” are to any third party to which Rothesay, as a forward purchaser, transfers any portion of its rights and obligations to purchase the forward purchase shares under the forward purchase agreement;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor, byNordic Holdings and certain of our executive officers and directors in a private placement prior to our initial public offering, a portion of which were forfeited by byNordic Holdings followed by the issuance of an equal number of founder shares by us to byNordic Holdings II simultaneously with the closing of our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 11, 2022;

●	“initial stockholders” are to our sponsor, byNordic Holdings and certain of our executive officers and directors as the holders of our founder shares prior to our initial public offering and byNordic Holdings II as the holder of the founder shares issued by us in an amount equal to the number of founder shares forfeited to us by byNordic Holdings simultaneously with the closing of our initial public offering of our securities;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

iv

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private shares” are to the shares of our Class A common stock issued to our sponsor, byNordic Holdings and byNordic Holdings II in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Form S-1 filed with the SEC January 18, 2022 (File No. 333-248488), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Rothesay” are to Rothesay Investment SARL SPF (and/or its affiliates), a member of our sponsor and with which we have entered into the forward purchase agreement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Water by Nordic AB, a Swedish limited liability company controlled by certain of our officers and directors;

●	“trust account” are to the U.S.-based trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A. in which an amount of $175,950,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private shares was placed following the closing of the initial public offering and the closing of the exercise in full of the over-allotment option by the underwriters;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market); and

●	“we,” “us,” “Company” or “our Company” are to byNordic Acquisition Corporation.

v

PART I

Item 1. Business.

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

Of the gross proceeds received from the consummation of the initial public offering and the simultaneous private placement of Class A common stock on the initial closing date that occurred on February 11, 2022 and the gross proceeds received from the consummation of the fully exercised over-allotment option and the simultaneous private sale of private shares on February 18, 2022, $175,950,000 was placed in the trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A.It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Michael Hermansson, our Chief Executive Officer, Thomas Fairfield, our Chief Operating Officer and Chief Financial Officer, Mats Karlsson, our Director of Acquisitions, Alexander Lidgren, our Director of Marketing, and Christian Merheim, our Director of Technology. We must complete our initial business combination by May 11, 2023, 15 months from the closing of our initial public offering (the “First Termination Date”), or (x) by August 11, 2023, 18 months from the closing of our initial public offering (the “Second Termination Date”), provided that (i) our sponsor (or its affiliates or permitted designees) upon at least five (5) business days prior written notice, deposits into the trust account on or prior to such First Termination Date, an additional $0.10 per unit offered in our initial public offering ($1,725,000) in exchange for a non-interest bearing, unsecured promissory note and (ii) we comply with the procedures relating to any such extension, as set forth in Section 1(m) of the Investment Management Trust Agreement, dated February 8, 2022, between us and Continental Stock Transfer & Trust Company, as Trustee, or (y) by such further extended deadline (the “Amended Termination Date” and, together with the First Termination Date and the Second Termination Date, each a “Termination Date”) that we may have to consummate an initial business combination beyond 18 months from the closing of our initial public offering as a result of a stockholder vote to amend our amended and restated certificate of incorporation (in connection with which our stockholders will have a right to redeem their public shares as described herein). Such additional three month extension period from the First Termination Date to the Second Termination Date, as the same may be further extended to the Amended Termination Date as a result of the stockholder vote, will be referred to herein as an extension period.

If our initial business combination is not consummated by May 11, 2023 or during any extension period, then our existence will terminate, and we will distribute all amounts in the trust account.

Industry Opportunity

While we may acquire a business in any industry or geographic location, our focus has been and will continue to be on the FinTech and other technology sectors in the northern part of Europe. We believe the technology industry, particularly the FinTech sector, is attractive for a number of reasons:

Large and Favorable Target Market. The European FinTech industry represents a large target market, with approximately $23 billion of private capital invested in 2022, according to research from Dealroom. We believe that, in the past several years, there has been a rise in the level of sophistication and interconnectivity between innovative technology and financial services providers. We expect this trend to continue and potentially accelerate. Large-scale movements in the industry include the digitization of payments, the increased prevalence of “open-banking”, the application of artificial intelligence in financial services, and the development of blockchain technology, among many other innovations.

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

Our management team has extensive experience and knowledge in several other high-performing technology sectors, including enterprise software, health technology, energy technology (Renewable energy, energy efficiency, energy storage), transport technology (e-mobility, logistics software & services, autonomous driving, Transport as a Service) and food technology. These subsectors were all included among the top ten performing sectors, ranked by amount of investment from 2018 through 2022, according to the State of European Tech 2022 report by Atomico, Orrick, Silicon Valley Bank and Slush. By focusing our search for potential targets in the northern part of Europe, we leverage our existing business and investor network and knowledge of regional business philosophies and traditions, to identify and execute a business combination.

Acquisition Strategy

Our management team, with the assistance of our board of directors, has been working to identify opportunities that are best positioned for our initial business combination within the FinTech and other high-performing technology markets. Certain members of our management team have spent significant portions of their careers working with businesses in the technology industry, and have developed a wide network of professional services contacts and business relationships in that industry. Utilizing the relationships of the management team and board of directors as well as unaffiliated sources, our search process includes communications with private and public companies, investment bankers, venture capitalists and private equity firms, as well other professional services firms.

In Europe, after a record year in 2021, both the level of investment activity and the total exit value of technology companies began to slow down in the second half of 2022. According to PitchBook’s 2022 annual European Venture Report, total investments in the European tech ecosystem decreased from over $100 billion in 2021 to approximately $85 billion in 2022 and total exit value from initial public offerings and direct listings decreased from approximately $100 billion in 2021 to approximately $8 billion in 2022 with only three initial public offerings in the United States and Europe in 2022 compared to 86 in 2021.

Despite greater macroeconomic risks arising over the past year, including higher interest rates, inflation, geopolitical factors and capital markets volatility, we believe our structure as a public company makes us an attractive business combination partner to target businesses by offering a target business an alternative to the traditional initial public offering through a merger or other business combination.

Acquisition Criteria

The sourcing focus has been and will continue to be on technology and FinTech companies known to our management and board of directors and proprietary in nature. Our focus has been and will continue to be companies with enterprise valuations below $750 million, primarily those with enterprise values between $450 million to $750 million with the goal of identifying and completing a business combination with an enterprise that will be successful as a public company. We have identified the following criteria to evaluate prospective target businesses. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria or is outside of our sourcing focus. We currently seek to acquire companies that we believe:

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

Our Business Combination Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the technology industries, including FinTech. In evaluating a prospective acquisition candidate, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management, investors and employees, document reviews, inspection of facilities, as well as a review of scientific, regulatory, operational, financial, legal and other information which will be made available to us. We have utilized and will continue to utilize the diligence, rigor, and expertise of our officers and directors to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing in northern European companies and in the technology and-in particular-the FinTech industry, we are often familiar with a prospective target’s end-market, competitive landscape and business model.

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

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas a traditional initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (or February 11, 2022), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $169,737,500, after payment of $6,037,500 of deferred underwriting fees and $175,000 of deferred legal fees and up to $10,000,000 in gross proceeds from the sale of the forward purchase shares, in each case before fees and expenses associated with our initial business combination and cash on deposit in the trust account that may be applied to the redemption of our Class A common stock at the election of our shareholders, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance such third party financing will be available to us.

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

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters may provide these services without additional compensation. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services they render in order to effectuate the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We pay our sponsor a total of $10,000 per month for administrative support services and will reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Our anchor investors purchased approximately 84.9% of the units offered for sale in our initial public offering. If our anchor investors vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. The anchor investors will potentially have different interests than our other public stockholders in approving our initial business combination and otherwise exercising their rights as public stockholders because of their ownership of our Class B common stock as further discussed in this Report. In particular, the anchor investors would have an incentive to approve an initial business combination before the deadline for us to complete an initial business combination because otherwise their Class B common stock will expire worthless. Since our sponsor and byNordic Holdings either transferred or forfeited shares of our Class B common stock held by themselves without the issuance of additional shares of Class B common stock by us, there was no additional dilutive impact on the other investors in our initial public offering from the sale of the Class B common stock to the anchor investors. However, because our anchor investors are not obligated to continue owning any public shares following the closing of our initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination.

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

Upon the completion of our initial public offering and repayment of the promissory note to our sponsor, we had approximately $1,264,000 of cash held outside the trust account. We have used or will use these funds for (i) legal, accounting, due diligence, travel and other expenses related to identifying, evaluating, negotiating and completing an initial business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iv) administrative support services, and (v) working capital used for miscellaneous expenses and reserves.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination unless we are unable to complete our initial business combination by May 11, 2023 or during any extension period.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to (i) fund an extension of the deadline to complete our initial business combination, (ii) provide the funds required to consummate an initial business combination that we identify, or (iii) reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	the military action in Ukraine may continue to adversely affect the business and prospects of potential targets for our business combination. This could reduce the number of attractive targets for our business combination, increase the cost of our business combination and could result in our inability to find a suitable target or to consummate a business combination;

●	adverse market conditions resulting from default or failure of one or more financial institutions could adversely affect the business, value or viability of companies in the European FinTech sector, which we have prioritized in our search for potential targets for a business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition, including our ability to successfully consummate a business combination.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

In addition, although we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have prioritized and will continue to prioritize companies in the European FinTech sector. Any such FinTech acquisition target may also be adversely affected by market conditions that impact the value or viability of such institutions, which may impede our ability to successfully consummate a business combination.

We may be subject to the 1% excise tax included in the Inflation Reduction Act of 2022, which may decrease the value of our securities following our initial business combination and hinder our ability to consummate an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. Nevertheless, it remains uncertain whether, and/or to what extent, the excise tax could apply to redemptions of our stock, including any redemptions in connection with a business combination, or in the event we do not consummate a business combination.

Because the application of the excise tax is not entirely clear, any share redemption or other share repurchase may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a business combination, (iii) the structure of a business combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (v) whether we consummate a business combination, and (vi) the content of regulations and other guidance issued by the Treasury. Because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could reduce the cash available to complete a business combination and inhibit our ability to complete a business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own or lease any offices or physical properties but our sponsor permits us to use its offices at c/o Pir 29, Einar Hansens Esplanad 29, 211 13 Malmo, Sweden from time to time at no charge, which is adequate for our current operations. Our telephone number is +46 707 29 41.

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

Our units, public shares and public warrants are each traded on the Nasdaq under the symbols BYNOU, BYNO and BYNOW, respectively. Our units commenced public trading on February 9, 2022, and our public shares and public warrants commenced separate public trading on April 1, 2022.

(b)	Holders

On March 24, 2023, there was one (1) holder of record of our units, four (4) holders of record of our Class A common stock, twenty-eight (28) holders of record of our Class B common stock and one (1) holder of record of our warrants.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $1,160,817 which consisted of a refund of income tax penalty of $52,170 and interest earned on investments held in trust account and cash of $2,749,881, partially offset by formation and operating costs of $1,107,889 and federal income taxes of $533,345.

For the year ended December 31, 2021, we had a net loss of $66,287 which consisted of formation and operating costs.

Liquidity, Capital Resources and Going Concern

On February 11, 2022, we completed our Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 850,000 Private Shares at a price of $10.00 per Private Share in a private placement to the Sponsor, generating gross proceeds of $8,500,000.

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

For the year ended December 31, 2022, cash used in operating activities was $836,512. Net income of $1,160,817 was affected by interest earned and unrealized gain on investments in the trust account of $2,141,392 and $604,902, respectively. Changes in operating assets and liabilities provided $748,965 of cash for operating activities.

For the year ended December 31, 2021 cash used in operating activities was $50,000. Net loss of $66,287 was offset by changes in operating assets and liabilities that provided $16,287 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the trust account of $178,686,634 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $9,660 of interest earned on the trust account for the payment of franchise or income taxes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $936,061 held outside the trust account. We intend to use the funds held outside the trust account primarily for (i) legal, due diligence, travel and other expenses related to identifying, negotiating and completing a business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves. We believe that our cash held outside of the trust account, together with interest earned on the trust account and available for withdrawal to pay taxes, will be sufficient to fund our cash needs (exclusive of amount required to exercise any extension right) through the mandatory liquidation of the Company if it fails to complete a business combination by May 11, 2023. However, if the business combination period is extended beyond May 11, 2023, we would need to obtain additional financing to fund our cash needs during any such extension period, including $1,725,000 required to be deposited in the trust account at the time of the initial three month extension and working capital to pay our operating costs during any extension period, including expenses relating to our business acquisition activities, ongoing corporate and administrative expenses, and the costs of any further extension of the period to complete a business combination beyond the end of the initial extension period on August 11, 2023. If the Company is unable to raise sufficient funds to continue its operations until completion of a business combination, we would be forced to cease operations and liquidate. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

In order to fund any working capital deficiencies or finance transaction costs in connection with a business combination, including any amount needed to fund the extension of the deadline to complete a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we will repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted upon completion of a business combination into shares of the Class A common stock at a price of $10.00 per share, at the option of the lender.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 11, 2023 or the end of any extension period to consummate a business combination (discussed above). It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by May 11, 2023 or during any extension period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 11, 2023 or at the end of any extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services. We began incurring these fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and exercise of the over-allotment option, or $6,037,500, upon the completion of the Company’s business combination. The Company’s former legal counsel agreed to defer legal fees in the amount of $175,000, which is payable (without interest) upon and concurrently with the completion of a business combination.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jonas Olsson	62	Chairman of the Board
Michael Hermansson	63	Chief Executive Officer
Thomas Fairfield	64	Chief Financial Officer, Chief Operating Officer and Secretary
Mats Karlsson	58	Director of Acquisition
Alexander “Bigge” Lidgren	51	Director of Marketing
Christian Merheim	50	Director of Technology
Anna Yukiko Bickenbach	38	Independent Director
Anders Norlin	57	Independent Director
Fredrik Elmberg	62	Independent Director
Steven Wasserman	61	Independent Director

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

Alexander “Bigge” Lidgren has served as our Director of Marketing since March 2020. Mr. Lidgren, is a serial entrepreneur from Sweden with a strong track record also of investing. Since February 2023 Mr. Lidgren has been a director of Cleantech for Nordics, a coalition of Nordic investors seeking to engage policymakers in efforts to advance cleantech innovation and growth in the Nordic region. Since December 2020 Mr. Lidgren has been a member of the board of Almi Invest Greenetch AB which is the greentech arm of Almi Invest, a Swedish Venture Capital company. Mr. Lidgren most recently was a managing director of Loudspring Oyj (HSLE: LOUD), a publicly-listed venture capital accelerator. During his tenure at Loudspring, the company invested into, among others, Plugsurfing GmbH, an electric car charging network aggregator. Plugsurfing was later acquired by Fortum Oyj in 2018, and delivered a favorable return on investment. Mr. Lidgren also managed the partial sales of Loudspring’s investment into Enersize Oyj (OM: ENERS), a Finnish industrial energy efficiency firm. Prior to Loudspring, he was a portfolio manager from 2012 to 2014 at the Swedish Energy Agency. Before his time at the SEA, Mr. Lidgren was a co-founder and managing director of an investor membership network, Cleantech Scandinavia, from 2006 to 2012, where he sourced more than 700 investments within the Nordic cleantech industry on behalf of more than 100 global venture capital investors. In 2004, Mr. Lidgren co-founded Bokks AB, a digital signage systems company, which was later sold to MultiQ International AB in 2007. Mr. Lidgren received a Bachelor of Science in Business administration in 1997 and a Master of Science in Environmental Management and Policy from Lund University in 2005.

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

Anders Norlin has served as our Director since inception. Mr. Norlin is currently head of the Nordics & Baltics operations of Tenity, a global innovation ecosystem and early-stage investor focused on Fintech. In addition to his role at Tenity, Mr. Norlin serves as a senior adviser to early-stage Nordic tech and Fintech companies. Mr. Norlin was the chief executive officer of a Swedish FinTech hub, Findec from April 2019 to August 2021. Mr. Norlin is currently advising Nordic tech and fintech scale-ups as a senior advisor. Findec is a membership organization for FinTech growth companies and arranges accelerator and growth programs, networking events, and facilitates collaborations within the Nordic FinTech, regtech, insuretech and blockchain industries. The organization works in partnership with, among others, Nordea and PricewaterhouseCoopers (“PwC”), as well as other international FinTech hubs. Through his work and position within the FinTech industry, Mr. Norlin has an extensive network with FinTech investors, entrepreneurs, and companies as well as with legacy financial institutions through which the company with be able to access deal flow opportunities. From August 2017 to August 2019, Mr. Norlin was a partner of Embassy House, a co-working space housing 70 companies focused on FinTech, property technology (“proptech”), Software-as-a-Service (“SaaS”), gaming and blockchain technology. Mr. Norlin has been a partner at Coach & Capital, a venture capital fund with a focus on cleantech and information and communications technologies (ICT) since January 2008. Between January 2013 and December 2016, Mr. Norlin served as an investment manager at Frame Invest, a private equity investor with a focus on B2B companies primarily within IT. From January 2002 to December 2007, Mr. Norlin served as investment manager at Traction, a Swedish private equity investment company listed on the Nasdaq Stockholm. In his role as investment manager at Traction, he served as a member of the board at several portfolio companies. Mr. Norlin holds a master of science in industrial management & mechanical engineering from Chalmers University of Technology and a degree in advanced marketing communication from Berghs School of Communication. Our management team believes that Mr. Norlin is well qualified to serve as a director due to his extensive experience within private equity technology investments as well as his deep knowledge of, and central position within, Nordic FinTech.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 18 months, for administrative support services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that, prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. We pay our sponsor a total of $10,000 per month for administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, advisory fee, reimbursement or consulting fee, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 11, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 23,940,000 shares of our common stock, consisting of (i) 18,190,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of April 11, 2023. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stock
Water by Nordic AB (2)	940,000	5.2%	4,440,720	77.2%	22.5%
byNordic Holdings LLC	275,000	1.5%	1,267,912	22.1%	6.4%
byNordic Holdings II LLC	195,000	1.1%	899,065	15.6%	4.6%
Jonas Olsson (3)	-	-	-	-	-
Michael Hermansson (3)	-	-	-	-	-
Christian Merheim (3)	-	-	-	-	-
Mats Karlsson (3)	-	-	-	-	-
Alexander “Bigge” Lidgren (3)	-	-	-	-	-
Anders Norlin (3)	-	-	-	-	-
Fredrik Elmberg (3)	-	-	-	-	-
Anna Yukiko Bickenbach (3)	-	-	-	-	-
Thomas Fairfield	-	-	66,729	1.2%	0.3%
Steven Wasserman	-	-	133,460	2.3%	0.6%
All executive officers and directors as a group (10 individuals)	-	-	200,189	3.5%	0.83%
Other 5% Stockholders
Tenor Capital Management Company, L.P. (4)	1,485,000	8.2%	112,500	2.0%	6.7%
Apollo SPAC Fund I, L.P. (5)	1,485,000	8.2%	112,500	2.0%	6.7%
Atalaya Capital Management LP (6)	1,310,512	7.2%	112,500	2.0%	5.9%
D. E. Shaw Valence Portfolios, L.L.C. (7)	1,485,000	8.2%	112,500	2.0%	6.7%
Highbridge Capital Management, LLC (8)	1,489,978	8.2%	-	-	6.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pir 29, Einar Hansens Esplanad 29, 211 13 Malmö, Sweden.

(2)	Includes shares for which our sponsor is the record holder together with shares held of record by byNordic Holdings, which our sponsor may be deemed to beneficially own as the sole member of byNordic Manager LLC, the manager of byNordic Holdings together with shares held of record by byNordic Holdings II, which our sponsor may be deemed to beneficially own as the sole member of byNordic Manager LLC, the manager of byNordic Holdings II. Each of Jonas Olsson, Michael Hermansson, Mats Karlsson and Joachim Cato are the managing members of our sponsor, and as such, each have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed on February 14, 2022, Tenor Capital Management Company, L.P., Tenor Opportunity Master Fund, Ltd., and Robin Shah acquired 1,485,000 shares of Class A common stock. The business address for each of the reporting persons is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

(5)	According to a Schedule 13G/A filed on February 14, 2023, Apollo SPAC Fund I, L.P., Apollo SPAC Management I, L.P., Apollo SPAC Management I GP, LLC, Apollo Capital Management, L.P., Apollo Capital Management GP, LLC, Apollo Management Holdings, L.P., and Apollo Management Holdings GP, LLC acquired 1,485,000 shares of Class A common stock. The business address for each of the reporting persons is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(6)	According to a Schedule 13G/A filed on February 14, 2023, Atalaya Special Purpose Investment Fund II LP (ASPIF II), ACM ASOF VII (Cayman) Holdco LP (ASOF), ACM Alamosa (Cayman) Holdco LP (Alamosa), Atalaya Capital Management LP (ACM), Corbin ERISA Opportunity Fund, Ltd. (CEOF), Corbin Capital Partners GP LLC (CCPG) and Corbin Capital Partners, L.P. (CCP) acquired 1,485,000 shares of Class A common stock. The business address for each of ASPIF II, ASOF, Alamosa and ACM is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The business address for each of CEOF, CCPG and CCP is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(7)	According to a Schedule 13G filed on February 22, 2022, D.E. Shaw Valence Porfolios, L.L.C., D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P., and David E. Shaw acquired 1,485,000 shares of Class A Common stock. The business address for each of the reporting persons is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(8)	According to a Schedule 13G filed on February 2, 2023, Highbridge Capital Management LLC acquired 1,489, 978 shares of Class A common stock. The business address for Highbridge Capital Management LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

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

The anchor investors (none of which are affiliated with any member of our management team, our sponsor or any other anchor investor) purchased approximately $146.4 million of the units which is approximately 84.9% of the units in our initial public offering at the public offering price after giving effect to the exercise by the underwriters in full of the over-allotment option. Further, the anchor investors entered into a separate letter agreement with us and our sponsor and byNordic Holdings pursuant to which the anchor investors purchased, simultaneously with the completion of our initial public offering on February 11, 2022, an aggregate of 1,109,091 founder shares held by our sponsor and byNordic Holdings on a pro rata basis according to the number of founder shares held by each of our sponsor (after deducting certain shares held for the benefit of officers and directors) and byNordic Holdings (or, in the alternative, our sponsor and byNordic Holdings forfeited the relevant number of founder shares to us in order for us to issue the same number of founder shares to the anchor investor). The negotiations between us, our sponsor and byNordic Holdings and each anchor investor were separate and there are no arrangements or understandings among the anchor investors with regard to voting, including voting with respect to our initial business combination other than with respect to the voting of their founder shares as described below.

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

We pay our sponsor a total of $10,000 per month for administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

To further minimize conflicts of interest, we have agreed, in a letter agreement, not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, byNordic Holdings, byNordic Holdings II or our officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any of their respective affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments have been or will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $10,000 per month, for up to 15 months plus the three-month extension period if applicable plus any additional extension period, for administrative support services;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into shares of our Class A common stock, at a price of $10.00 per share at the option of the lender.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and review of the financial information included in the Registration Statement totaled approximately $102,000 and $65,360 for the year ended December 31, 2022 and 2021, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and 2021, we did not incur any audit-related fees payable to Marcum.

Tax Fees. We paid Marcum $9,909 and $13,390, for tax services, planning or advice for the year ended December 31, 2022 and 2021, respectively.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

BYNORDIC ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of byNordic Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of byNordic Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until May 11, 2023 to complete an initial business combination. Should the Company be unable to complete a business combination by this date, it will be required to raise additional capital in order to extend its mandatory termination date to at least August 11, 2023 and fund any ongoing operations of the business thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

April 17, 2023

BYNORDIC ACQUISITION CORPORATION

Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash	$936,061	$631
Prepaid expenses and other current assets	219,924	-
Total current assets	1,155,985	631
Marketable securities held in Trust Account	178,686,634	-
Deferred offering costs	-	675,334
Total assets	$179,842,619	$675,965

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$214,614	$5,647
Accrued offering costs	25,353	255,038
Taxes payable	600,538	5,073
Deferred taxes payable	127,030	-
Promissory note – related party	-	443,094
Due to related party	47,500	10,073
Total current liabilities	1,015,035	718,925
Deferred legal fee	175,000	-
Deferred underwriters’ discount	6,037,500	-
Total liabilities	7,227,535	718,925

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 and none shares at redemption value of $10.32 and $0 per share as of December 31, 2022 and 2021, respectively	177,952,353	-

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 and none issued and outstanding as of December 31, 2022 and 2021, respectively (excluding 17,250,000 shares subject to possible redemption)	94	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding as of December 31, 2022 and 2021	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(5,337,938)	(67,960)
Total stockholders’ deficit	(5,337,269)	(42,960)

Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$179,842,619	$675,965

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

Statements of Operations

	For the Year Ended December 31,
	2022	2021
General and administrative support fees	$107,500	$-
Franchise taxes	198,531	-
Insurance	317,646	-
Listing and filing fees	136,159	-
Other operating costs	348,053	-
Formation costs	-	66,287
Total loss from operations	(1,107,889)	(66,287)

Other income:
Refund of income tax penalty	52,170	-
Unrealized gains and interest earned on investments held in Trust Account and cash	2,749,881	-

Income (loss) before provision for income taxes	1,694,162	(66,287)
Provision for income taxes	(533,345)	-
Net income (loss)	$1,160,817	$(66,287)
Basic and diluted weighted average shares outstanding, Class A common stock	16,101,863	-
Basic and diluted net income per share, Class A common stock	$0.05	$-
Basic and diluted weighted average shares outstanding, Class B common stock (1)(2)	5,651,370	5,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.01)

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).

(2)	December 31, 2021 excludes up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On February 18, 2022, the underwriters fully exercised their over-allotment option and such shares are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

Statements of Changes in Stockholders’ EQUITY (DEFICIT) for the years ended december 31, 2022 and 2021

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,673)	$23,327
Net loss	—	—	—	—	—	(66,287)	(66,287)
Balance as of December 31, 2021	—	—	5,750,000	575	24,425	(67,960)	(42,960)
Proceeds allocated to public warrants	—	—	—	—	3,450,000	—	3,450,000
Sale of private placement shares	940,000	94	—	—	9,399,906	—	9,400,000
Excess of fair value of anchor investor	—	—	—	—	—	6,317,382	6,317,382
Sale of Class B founder shares	—	—	—	—	3,866	—	3,866
Offering costs allocated to public warrants and private placement shares	—	—	—	—	(380,438)	—	(380,438)
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	—	—	(12,497,759)	(10,745,824)	(23,243,583)
Reclassification adjustment	—	—	—	—	—	(2,002,353)	(2,002,353)
Net income	—	—	—	—	—	1,160,817	1,160,817
Balance as of December 31, 2022	940,000	$94	5,750,000	$575	$—	$(5,337,9383)	$(5,337,269)

(1)	On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5).

The accompanying notes are an integral part of the financial statements

BYNORDIC ACQUISITION CORPORATION

StatementS of Cash Flows

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,160,817	$(66,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(604,902)	—
Interest earned on cash and marketable securities held in Trust Account	(2,141,392)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(219,924)	—
Accrued expenses and other current liabilities	208,967	(4,356)
Other current liabilities	—	5,497
Deferred taxes payable	127,030	—
Taxes payable	595,465	5,073
Due to related party	37,427	10,073
Net cash used in operating activities	(836,512)	(50,000)

Cash Flows from Investing Activities:
Withdrawal from trust account	9,660	—
Investment of cash in Trust Account	(175,950,000)	—
Net cash used in investing activities	(175,940,340)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of cost	169,050,000	—
Proceeds from private placement	9,400,000	—
Proceeds from sale of common stock to initial stockholders	3,866	—
Proceeds from promissory note – related party	—	144,414
Payment of promissory note to related party	(443,094)	—
Payment of offering costs	(298,490)	(93,783)
Net cash provided by financing activities	177,712,282	50,631

Net Change in Cash	935,430	631
Cash – Beginning of year	631	—
Cash – End of year	$936,061	$631

Non-Cash investing and financing activities:
Deferred underwriting commission	$6,037,500	$—
Remeasurement of Class A common stock subject to redemption	$25,245,936	$—
Other offering costs in temporary equity	$538,701	$—
Deferred offering costs charged to Additional paid-in capital	$744,139	$—
Deferred legal fee	$175,000	$—
Excess fair value of anchor investor	$6,317,382	$—
Offering costs included in accrued offering costs	$—	$201,046

The accompanying notes are an integral part of the financial statements

BYNORDIC ACQUISITION CORPORATION

Notes to Financial Statements

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through December 31, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, byNordic Holdings, byNordic Holdings II, officers and directors and certain Anchor Investors that purchased Founder Shares in connection with the IPO (see Note 6) have agreed to vote their Founder Shares (as defined in Note 5) in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax and on December 27, 2022, issued a notice of its intent to issue proposed regulations addressing the application of the Excise Tax. Pursuant to such recently issued notice from the U.S. Department of Treasury, redemptions in connection with the complete liquidation of the Company may be exempt. Nevertheless, it remains uncertain whether, and/or to what extent, the Excise Tax could apply to any redemptions of the Company’s Class A common stock after December 31, 2022, including any redemptions in connection with a Business Combination or in the event we do not consummate a Business Combination by the applicable Termination Date.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had cash of $936,061 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. However, if the business combination period is extended beyond May 11, 2023, the Company would need to obtain additional financing to fund its cash needs during any such extension period, including $1,725,000 required to be deposited in the trust account at the time of the initial three month extension and working capital to pay its operating costs during any extension period, including expenses relating to its business acquisition activities, ongoing corporate and administrative expenses, and the costs of any further extension of the period to complete a business combination beyond the end of the initial extension period on August 11, 2023. If the Company is unable to raise sufficient funds to continue its operations until completion of a business combination, the Company would be forced to cease operations and liquidate. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until the end of the Combination Period to consummate a Business Combination (discussed above). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021. The Company held $936,061 and $631 in cash at December 31, 2022 and December 31, 2021, respectively.

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares acquired by a director and officer of the Company at the same price acquired by the Sponsor. The acquired shares shall vest upon the Company consummating a Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director of officer is removed from office or ceases to be a director or officer, the Company will have the right to repurchase the individual’s Founder Shares at the price paid by the individual. The Founder Shares owned by the director or officer (1) may not be sold or transferred, until six months after the consummation of a Business Combination, (2) shall not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 15 months from the date of the IPO to consummate a Business Combination as such deadline may be extended for an additional three-month period for a total of up to 18 months, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were 31.5% and 0.0% for the year ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). At December 31, 2022 and 2021 there were 5,750,000 shares of Class B common stock outstanding. At December 31, 2021, of the 5,750,000 shares Class B common stock outstanding, an aggregate of up to 750,000 shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 18, 2022, the underwriters fully exercised their over-allotment option, and such shares are no longer subject to forfeiture (See Note 5).

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$859,243	$301,574	$—	$(66,287)
Denominator:
Basic and diluted weighted average shares outstanding	16,101,863	5,651,370	—	5,750,000

Basic and diluted net income (loss) per common share	$0.05	$0.05	$—	$(0.01)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the year ended December 31, 2022, the Company recorded an increase in the redemption value of $2,002,353 as a result of earnings on the Trust Account that exceed amounts payable for taxes. During the year ended December 31, 2022, $9,660 was withdrawn by the Company from the Trust Account to pay its tax obligations.

As of December 31, 2022, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Allocated proceeds	$172,500,000
Proceeds allocated to Public Warrants	(3,450,000)
Less: Common stock issuance costs	(16,343,583)
Add: Remeasurement adjustment on redeemable common stock	25,245,936
Class A common stock subject to possible redemption	$177,952,353

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in “Entity’s” Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an “Entity’s” Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Warrants

As of December 31, 2022, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 4. PRIVATE PLACEMENT

As of December 31, 2022, the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

The Founder Shares included an aggregate of up 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in a Business Combination and any shares issuable upon exercise of the warrants). As of February 18, 2022, the over-allotment option was exercised and such shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On February 26, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company was able borrow up to an aggregate amount of $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the IPO. On February 26, 2020, the Company borrowed $13,750 under the Promissory Note and advances of $105,000 were converted into loans under the Promissory Note.

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

In order to facilitate payments for the Company, the Sponsor could elect to make payments on behalf of the Company that would be treated as loans under the Promissory Note. The Promissory Note was repaid in full at the closing of the IPO.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $107,500, of which $47,500 is recorded as accrued expenses in the balance sheets. For the year ended December 31, 2021, the Company did not incur any fees for these services.

Due to related party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At December 31, 2022 and 2021, excluding the Promissory Note to the Sponsor that was outstanding at December 31, 2021, the Company owed related parties $47,500 and $10,073, respectively, including administrative support fees owed to the Sponsor.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A common stock at a price of $10.00 per share. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

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

Forward Purchase Agreement

Rothesay Investment SARL SPF, an affiliate of a shareholder of the Sponsor, has agreed, pursuant to a forward purchase agreement entered into with us, to purchase up to 1,000,000 shares of Class A common stock (referred to herein as the forward purchase shares) at $10.00 per share for gross proceeds up to $10,000,000 in a private placement that will occur concurrently with the consummation of the Business Combination. Rothesay’s purchase of forward purchase shares pursuant to the forward purchase agreement will be subject to the approval of Rothesay’s investment committee or other committee with decision-making authority to purchase the number of forward purchase shares approved by such committee and the other closing conditions set forth in the forward purchase agreement. If Rothesay Investment SARL SPF purchases forward purchase shares pursuant to the forward purchase agreement, the holders of a majority of these forward purchase shares will be entitled to make a single demand that the Company register such forward purchase shares pursuant to the Registration Rights Agreement, dated as of February 11, 2022, by and between the Company and Rothesay Investment SARL SPF. In addition, pursuant to the registration rights agreements, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

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

Deferred Legal Fees

The Company’s legal counsel relating to the IPO has agreed to defer legal fees in the amount of $175,000, which amount will be paid upon and concurrently with the completion of a Business Combination. The Company’s IPO legal counsel will not be entitled to any interest accrued on the deferred legal fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 17,250,000 shares subject to possible redemption). At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. At December 31, 2022 and 2021, there were 5,750,000 Founder Shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 25% of the Company’s issued and outstanding common stock after the IPO through ownership of Founder Shares (assuming the Sponsor did not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in a Business Combination and any shares issuable upon exercise of the warrants (referred to herein as the excluded shares)). All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). As of February 18, 2022, the over-allotment option was fully exercised and the Founder Shares were no longer subject to forfeiture.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability)
Organizational costs/Startup expenses	$180,870	$860
Unrealized gain – Trust	(127,030)
Federal net operating loss	—	2,440
Total deferred tax assets (liability)	53,840	3,300
Valuation Allowance	(180,870)	(3,300)
Deferred tax assets (liability), net of allowance	$(127,030)	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$406,315	$—
Deferred	(50,540)	(3,300)
State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	177,570	3,300

Income tax provision	$533,345	$—

As of December 31, 2022 and 2021, the Company had $0 and $11,616 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $177,570. For the year ended December 31, 2021, the change in the valuation allowance was $3,300.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	0.0%	0.0%
Other	0.0%	(16.0)%
Change in valuation allowance	10.5%	(5.0)%
Income tax provision	31.5%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement between the Company and Keefe, Bruyette & Woods, Inc. and Drexel Hamilton, LLC as the representatives of the underwriters (2)
3.1	Form of Amended and Restated Certificate of Incorporation. (2)
3.2	By Laws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (2)
4.5	Description of Registered Securities.*
10.1	Form of Letter Agreement among the Company, Water by Nordic AB, byNordic Holdings LLC, byNordic Holdings II LLC and each of the executive officers and directors of the Company. (2)
10.2	Promissory Note, dated February 26, 2020, issued to the Sponsor (1)
10.2.1	Amended and Restated Promissory Note, dated May 24, 2021, issued to the Sponsor (1)
10.2.2	Amended and Restated Promissory Note, dated November 15, 2021, issued to the Sponsor (1)
10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (2)
10.4	Form of Amended & Restated Registration Rights Agreement among the Company, Water by Nordic AB, byNordic Holdings LLC, byNordic Holdings II LLC and certain other securityholders of the Company (2)
10.5	Securities Subscription Agreement, dated February 3, 2020, between the Registrant and the Sponsor (1)
10.6	Form of Securities Purchase Agreement between the Company and Water by Nordic AB (2)
10.7	Form of Securities Purchase Agreement between the Company and byNordic Holdings LLC (2)
10.8	Form of Securities Purchase Agreement between the Company and byNordic Holdings II LLC (2)
10.9	Form of the Indemnity Agreements between the Company and each of the executive officers and directors of the Company (2)
10.10	Form of the Administrative Support Agreement between the Company and Water by Nordic AB (2)
10.11	Form of Second Amended & Restated Forward Purchase Agreement, dated February 8, 2022, between the Company and Rothesay Investment SARL SPF (2)
10.12	Form of Registration Rights Agreement, dated February 8, 2022, between the Company and Rothesay Investment SARL SPF (2)
10.13	Form of the letter agreements, each dated January 18, 2022, between the Company and the anchor investors, a form of which is attached as Exhibit 10.14 hereto (2)
14	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 18, 2022.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2022.

44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023	BYNORDIC ACQUISITION CORPORATION

	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonas Olsson	Chairman of the Board	April 17, 2023
Jonas Olsson

/s/ Michael Hermansson	Chief Executive Officer	April 17, 2023
Michael Hermansson	(Principal Executive Officer)

/s/ Thomas Fairfield	Chief Financial Officer and Chief Operating Officer	April 17, 2023
Thomas Fairfield	(Principal Financial and Accounting Officer)

/s/ Anna Yukiko Bickenbach	Director	April 17, 2023
Anna Yukiko Bickenbach

/s/ Anders Norlin	Director	April 17, 2023
Anders Norlin

/s/ Fredrik Elmberg	Director	April 17, 2023
Fredrik Elmberg

/s/ Steven Wasserman	Director	April 17, 2023
Steven Wasserman

45