Form 10-Q
period 2023-03-31
byNordic Acquisition Corp
filed 2023-05-16
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 16, 2023, there were 18,190,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$570,104	$936,061
Prepaid expenses and other current assets	156,000	219,924
Total current assets	726,104	1,155,985
Marketable securities held in Trust Account	180,452,430	178,686,634
Total assets	$181,178,534	$179,842,619

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$217,471	$214,614
Accrued offering costs	25,353	25,353
Taxes payable	984,101	600,538
Deferred taxes payable	—	127,030
Due to related party	77,500	47,500
Total current liabilities	1,304,425	1,015,035
Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	7,516,925	7,227,535

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 and none shares at redemption value of $10.40 and $10.32 per share as of March 31, 2023 and December 31, 2022, respectively	179,460,091	177,952,353

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 and none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (excluding 17,250,000 shares subject to possible redemption)	94	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding as of March 31, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(5,799,151)	(5,337,938)
Total stockholders’ deficit	(5,798,482)	(5,337,269)

Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$181,178,534	$179,842,619

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
General and administrative support fees	$30,000	$21,250
Franchise taxes	54,158	50,000
Insurance	87,964	36,685
Listing and filing fees	52,386	87,032
Other operating costs	290,734	77,339
Total loss from operations	(515,242)	(272,306)

Other income:
Interest earned on investments held in Trust Account and cash	1,962,523	758

Income (loss) before provision for income taxes	1,447,281	(271,548)
Provision for income taxes	(400,756)	—
Net income (loss)	$1,046,525	$(271,548)

Basic and diluted weighted average shares outstanding, Class A common stock	18,190,000	9,721,444
Basic and diluted net income (loss) per share, Class A common stock	$0.04	$(0.02)
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,350,000
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	940,000	$94	5,750,000	$575	$—	$(5,337,938)	$(5,337,269)
Reclassification adjustment	—	—	—	—	—	(1,507,738)	(1,507,738)
Net income	—	—	—	—	—	1,046,525	1,046,525
Balance – March 31, 2023	940,000	$94	5,750,000	$575	$—	$(5,799,151)	$(5,798,482)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(67,960)	$(42,960)
Proceeds allocated to public warrants	—	—	—	—	3,450,000	—	3,450,000
Sale of private placement shares	940,000	94	—	—	9,399,906	—	9,400,000
Excess of fair value of anchor investor	—	—	—	—	—	6,317,382	6,317,382
Sale of Class B founder shares	—	—	—	—	3,866	—	3,866
Offering costs allocated to public warrants and private placement shares	—	—	—	—	(380,438)	—	(380,486)
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	—	—	(12,497,759)	(10,745,824)	(23,243,583)
Net loss	—	—	—	—	—	(271,548)	(271,548)
Balance – March 31, 2022	940,000	$94	5,750,000	$575	$—	$(4,767,950)	$(4,767,281)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,046,525	$(271,548)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(92,420)	—
Interest earned on cash and marketable securities held in Trust Account	(1,868,636)	(713)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	63,924	(560,285)
Accrued expenses and other current liabilities	2,857	158,959
Deferred taxes payable	(127,030)	—
Taxes payable	383,563	44,927
Due to related party	30,000	21,140
Net cash used in operating activities	(561,217)	(607,520)

Cash Flows from Investing Activities:
Withdrawal from trust account	195,260	—
Investment of cash in Trust Account	—	(175,950,000)
Net cash provided by (used in) investing activities	195,260	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of cost	—	169,050,000
Proceeds from private placement	—	9,400,000
Proceeds from sale of common stock to initial stockholders	—	3,866
Payment of promissory note to related party	—	(443,094)
Payment of offering costs	—	(218,805)
Net cash provided by financing activities	—	177,791,967

Net Change in Cash	(365,957)	1,234,447
Cash – Beginning of period	936,061	631
Cash – End of period	$570,104	$1,235,078

Non-Cash investing and financing activities:
Deferred underwriting commission	$—	$6,037,500
Remeasurement of Class A common stock subject to redemption	$1,507,738	$23,243,583
Other offering costs in temporary equity	$—	$538,701
Deferred offering costs charged to additional paid-in capital	$—	$744,139
Deferred legal fee	$—	$175,000
Excess fair value of anchor investor	$—	$6,317,382

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS O PERATIONS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through March 31, 2023 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete its Business Combination with one or more target companies having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company anticipates structuring its Business combination either (i) in such a way so that the post-transaction company in which the holders of Public Shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the Company’s stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination.  There is no assurance that the Company will be able to successfully effect a Business Combination.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, byNordic Holdings, byNordic Holdings II, officers and directors and certain Anchor Investors (as defined herein) that purchased Founder Shares in connection with the IPO (see Note 6) have agreed to vote their Founder Shares (as defined in Note 5) in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company had 15 months from the closing of the IPO to complete a Business Combination as such deadline may be extended for an additional three month period for a total of up to 18 months to complete a Business Combination if the Company’s Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s Business Combination, pays an additional $0.10 per public share into the Trust Account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders will have no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate a Business Combination beyond 18 months as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares) (the “Combination Period”). On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company issued a convertible promissory note to the Sponsor for $1,725,000 in connection with the Sponsor’s funding of the extension of the time to complete a Business Combination, and on May 12, 2023, the Company issued a convertible promissory note to the Sponsor for $775,000 in connection with the Sponsor’s funding of the Company’s working capital needs (collectively, the “Extension Loans”). If the Company completes a Business Combination, the Company would expect to repay the Extension Loans from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the total loaned amount into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans only from funds held outside of the Trust Account (see Note 8).

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial redemption price per Unit ($10.20) (or, following the exercise of the Company’s right to make an additional deposit to the Trust Account in order to extend the deadline for the consummation of the Company’s Business Combination by an additional three months, $10.30 per share).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share (or $10.30 per Public Share following the exercise of the Company’s extension right) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share (or $10.30 per share following the exercise of the Company’s extension right), due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. Nevertheless, it remains uncertain whether, and/or to what extent, the excise tax could apply to redemptions of the Company’s Class A Common Stock, including any redemptions in connection with a Business Combination, or in the event the Company does not consummate a Business Combination.

Because the application of the Excise Tax is not entirely clear, any share redemption or other share repurchase may be subject to the excise tax. Whether and to what extent the Company would be subject to the Excise Tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Business Combination, (iii) the structure of a Business Combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), (v) whether we consummate a Business Combination, and (vi) the content of regulations and other guidance issued by the Treasury. Because the Excise Tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could reduce the cash available to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had cash of $570,104 not held in the Trust Account and available for working capital purposes. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company issued a convertible promissory note to the Sponsor for $1,725,000 in connection with the Sponsor’s funding of the extension of the time to complete a Business Combination, and on May 12, 2023, the Company issued a convertible promissory note to the Sponsor for $775,000 in connection with the Sponsor’s funding of the Company’s working capital needs (collectively, the “Extension Loans”). If the Company completes a Business Combination, the Company would expect to repay the Extension Loans from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the total loaned amount into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans only from funds held outside of the Trust Account (see Note 8). Following receipt of the working capital loan from the Sponsor in the amount of $775,000 on May 12, 2023, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through the extension period ending on August 11, 2023. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, if the Combination Period is extended beyond August 11, 2023, the Company would need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the trust account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a Business Combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 11, 2023 or upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until the end of the Combination Period to consummate a Business Combination (discussed above). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 2023.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

The Sponsor would likely be considered by Committee on Foreign Investment in the United States (“CFIUS”) to be “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that the Sponsor’s involvement in the Business Combination would likely be a “covered transaction” (as defined in 31 CFR800.213). In addition, it is possible that non-U.S. persons could be involved in the Business Combination, which may increase the risk that the Business Combination becomes subject to regulatory review, including review by the CFIUS, and that restrictions, limitations or conditions will be imposed by CFIUS. If the Business Combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If the Business Combination with a U.S. business falls within CFIUS’s jurisdiction, the Company may determine that it is required to make a mandatory filing or that it will submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination. CFIUS may decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination or order the Company to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent the Company from pursuing certain initial business combination opportunities that it believes would otherwise be beneficial to it and its stockholders. As a result, the pool of potential targets with which the Company could complete the Business Combination may be limited and the Company may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose the Sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, an initial business combination post-closing.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete the Business Combination. If the Company cannot complete the Business Combination because the transaction is still under review or because the Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate. If the Company liquidates, the Company’s public stockholders may only receive their pro rate portion of the funds in the Trust Account that are available for distribution to public stockholders. This would cause public stockholders to lose the investment opportunity in a target company and the chance of realizing future gains on their investment through any price appreciation in the combined company.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed April 17, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Marketable Securities Held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. The Company held $570,104 and $936,061 in cash as March 31, 2023 and December 31, 2022, respectively.

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares acquired by a director and officer of the Company at the same price acquired by the Sponsor. The acquired shares shall vest upon the Company consummating a Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director of officer is removed from office or ceases to be a director or officer, the Company will have the right to repurchase the individual’s Founder Shares at the price paid by the individual. The Founder Shares owned by the director or officer (1) may not be sold or transferred, until six months after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company had 15 months from the date of the IPO to consummate a Business Combination as such deadline may be extended for an additional three-month period for a total of up to 18 months, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension (see Note 8).

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants to be issued in the IPO meet the requirements for equity classification. The Company granted the underwriters a 45-day option from February 8, 2022 to purchase up to 2,250,000 additional Units to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. This over-allotment option meets the requirements as a derivative instrument. On February 18, 2022, the underwriters fully exercised their over-allotment option resulting in the de-recognition of the over-allotment option on the condensed balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were 27.7% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). At March 31, 2023 and 2022 there were 5,750,000 shares of Class B common stock outstanding.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$795,167	$251,358	$(175,155)	$(96,393)
Denominator:
Basic and diluted weighted average shares outstanding	18,190,000	5,750,000	9,721,444	5,350,000

Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.02)	$(0.02)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The Company’s shares of Class A Common Stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the three months ended March 31, 2023, the Company recorded an increase in the redemption value of $1,507,738 as a result of earnings on the Trust Account that exceed amounts payable for taxes. During the three months ended March 31, 2023, $195,260 was withdrawn by the Company from the Trust Account to pay its tax obligations.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

As of March 31, 2023 and December 31, 2022, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Allocated proceeds	$172,500,000
Proceeds allocated to Public Warrants	(3,450,000)
Less:
Common stock issuance costs	(16,343,583)
Add:
Remeasurement adjustment on redeemable common stock	25,245,936
Class A Common Stock subject to possible redemption, December 31, 2022	177,952,353
Add:
Remeasurement adjustment on redeemable common stock	1,507,738
Class A Common Stock subject to possible redemption, March 31, 2023	$179,460,091

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Following the completion of the IPO and the simultaneous private placement of the Private Shares on the initial closing date that occurred on February 11, 2022 and the underwriters full exercise of the over-allotment option and the simultaneous private placement of additional Private Shares on February 18, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Shares was placed in a Trust Account.

Warrants

As of March 31, 2023, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2023

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

If the Company calls the warrants for redemption for cash, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

NOTE 4. PRIVATE PLACEMENT

As of March 31, 2023 the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

MARCH 31, 2023

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

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred $30,000, of which such amount is recorded as accrued expenses in the condensed balance sheets. For the three months ended, March 31, 2022, the Company incurred $17,500 in fees for these services.

Due to related party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At March 31, 2023 and December 31, 2022, excluding the Promissory Note to the Sponsor that was outstanding at December 31, 2022, the Company owed related parties $77,500 and $47,500, respectively, including administrative support fees owed to the Sponsor.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A Common Stock at a price of $10.00 per share. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

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

MARCH 31, 2023

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 7. STOCKHOLDERS’ (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 17,250,000 shares subject to possible redemption). At December 31, 2022, there were 940,000 shares of Class A common stock issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. At March 31, 2023 and December 31, 2022, there were 5,750,000 Founder Shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). As of February 18, 2022, the over-allotment option was fully exercised and none of the Founder Shares were subject to forfeiture.

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

On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company issued a convertible promissory note to the Sponsor for $1,725,000 in connection with the extension of the date by which the Company has to complete a Business Combination from May 11, 2023 to August 11, 2023, and on May 12, 2023, the Company issued a convertible promissory note to the Sponsor for $775,000 in connection with the funding of the Company’s working capital needs (collectively, the “Extension Loans”). The Extension Loans are non-interest-bearing and mature upon the earlier of the closing of a Business Combination or certain enumerated events of default. If the Company completes the Company’s Business Combination, the Company would expect to repay the Extension Loans from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the total loaned amount into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans only from funds held outside of the Trust Account.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in the Company’s Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $1,046,525, which consisted of earnings on cash and investments in the Trust Account of $1,962,523 partially offset by operating costs of $515,242 and federal income taxes of $400,756.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Shares, a total of $175,950,000 was placed in the Trust Account. We incurred $16,724,021 in Initial Public Offering related costs, with $16,343,583 reported in temporary equity and $380,438 in equity.

For the three months ended March 31, 2023, cash used in operating activities was $561,217. Net income of $1,046,525 was affected by interest earned on investments in the Trust Account of $1,868,636 and unrealized gain on investments in the Trust Account of $92,420. Changes in operating assets and liabilities generated $353,314 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $607,520. Net loss of $271,548 was affected by interest earned on marketable securities held in the Trust Account of $713. Changes in operating assets and liabilities used $335,259 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $180,452,430 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2023, we have withdrawn $195,260 of interest earned on the Trust Account for the payment of franchise or income taxes.

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

As of March 31, 2023, the Company had cash of $570,104 not held in the Trust Account and available for working capital purposes. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company issued a convertible promissory note to the Sponsor for $1,725,000 in connection with the Sponsor’s funding of the extension of the time to complete a Business Combination, and on May 12, 2023, the Company issued a convertible promissory note to the Sponsor for $775,000 in connection with the Sponsor’s funding of the Company’s working capital needs (collectively, the “Extension Loans”). If the Company completes the Company’s business combination, the Company would expect to repay the Extension Loans from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the total loaned amount into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a business combination, the Company will repay the Extension Loans only from funds held outside of the Trust Account (see Note 8). Following receipt of the working capital loan from the Sponsor in the amount of $775,000 on May 12, 2023, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through the extension period ending on August 11, 2023. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, if the Combination Period is extended beyond August 11, 2023, the Company would need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the trust account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a Business Combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 11, 2023 or upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until August 11, 2023 or the end of any further extension period to consummate a business combination (discussed above). It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by August 11, 2023 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 11, 2023 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for accrued, deferred or contingent expenses and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult on complex questions regarding accounting for accrued, deferred or contingent expenses, and improving the processes for sharing, approving and evaluating contractual arrangements and invoices related to accrued, deferred or contingent expenses. We believe that the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022 filed with the SEC.

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

BYNORDIC ACQUISITION CORPORATION

Date: May 16, 2023	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2023	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)