Form 10-Q
period 2023-06-30
byNordic Acquisition Corp
filed 2023-08-17
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 16, 2023, there were 4,526,272 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$1,056,328	$936,061
Prepaid expenses and other current assets	52,468	219,924
Total current assets	1,108,796	1,155,985
Marketable securities held in Trust Account	183,218,688	178,686,634
Total assets	$184,327,484	$179,842,619

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$138,211	$214,614
Accrued offering costs	25,675	25,353
Taxes payable	309,036	600,538
Deferred taxes payable	—	127,030
Promissory note - related party	2,500,000	—
Due to related party	87,500	47,500
Total current liabilities	3,060,422	1,015,035
Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	9,272,922	7,227,535

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value of $10.60 and $10.32 per share as of June 30, 2023 and December 31, 2022, respectively	182,901,434	177,952,353

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (excluding 17,250,000 shares subject to possible redemption)	94	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding as of June 30, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,847,541)	(5,337,938)
Total stockholders’ deficit	(7,846,872)	(5,337,269)

Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$184,327,484	$179,842,619

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative support fees	$30,000	$55,040	$60,000	$76,290
Franchise taxes	50,000	50,000	104,158	100,000
Insurance	88,940	101,124	176,904	137,809
Listing and filing fees	16,614	16,653	69,000	103,685
Other operating costs	190,438	75,146	481,172	152,485
Total Loss from operations	(375,992)	(297,963)	(891,234)	(570,269)

Other income:
Interest earned on cash and investments held in Trust Account	2,225,880	116,349	4,188,403	117,107

Income (loss) before provision for income taxes	1,849,888	(181,614)	3,297,169	(453,162)
Provision for income taxes	(456,935)	(1,153)	(857,691)	(1,153)
Net income (loss)	$1,392,953	$(182,767)	$2,439,478	$(454,315)

Basic and diluted weighted average shares outstanding, Class A common stock	18,190,000	18,190,000	18,190,000	13,979,116
Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.01)	$0.10	$(0.02)

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,551,105
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.01)	$0.10	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	940,000	$94	5,750,000	$575	$—	$(5,337,938)	$(5,337,269)
Remeasurement adjustment	—	—	—	—	—	(1,507,738)	(1,507,738)
Net income	—	—	—	—	—	1,046,525	1,046,525
Balance – March 31, 2023	940,000	94	5,750,000	575	—	(5,799,151)	(5,798,482)
Remeasurement adjustment	—	—	—	—	—	(3,441,343)	(3,441,343)
Net income	—	—	—	—	—	1,392,953	1,392,953
Balance – June 30, 2023	940,000	$94	5,750,000	$575	$—	$(7,847,541)	$(7,846,872)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(67,960)	$(42,960)
Proceeds allocated to public warrants	—	—	—	—	3,450,000	—	3,450,000
Sale of private placement shares	940,000	94	—	—	9,399,906	—	9,400,000
Excess of fair value of anchor investor	—	—	—	—	—	6,317,382	6,317,382
Sale of Class B founder shares	—	—	—	—	3,866	—	3,866
Offering costs allocated to public warrants and private placement shares	—	—	—	—	(380,438)	—	(380,486)
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	—	—	(12,497,759)	(10,745,824)	(23,243,583)
Net loss	—	—	—	—	—	(271,548)	(271,548)
Balance – March 31, 2022	940,000	94	5,750,000	575	—	(4,767,950)	(4,767,281)
Net loss	—	—	—	—	—	(182,767)	(182,767)
Balance – June 30, 2022	940,000	$94	5,750,000	$575	$—	$(4,950,717)	$(4,950,048)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,439,478	$(454,315)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(148,262)	—
Interest earned on cash and marketable securities held in Trust Account	(4,036,072)	(116,922)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	167,456	(439,505)
Accrued expenses and other current liabilities	(76,403)	178,721
Accrued offering costs	322	—
Deferred taxes payable	(127,030)	—
Taxes payable	(291,502)	93,680
Due to related party	40,000	51,140
Net cash used in operating activities	(2,032,013)	(687,201)

Cash Flows from Investing Activities:
Withdrawal from trust account	1,377,280	2,400
Investment of cash in Trust Account	(1,725,000)	(175,950,000)
Net cash used in investing activities	(347,720)	(175,947,600)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of cost	—	169,050,000
Proceeds from private placement	—	9,400,000
Proceeds from sale of common stock to initial stockholders	—	3,866
Proceeds from promissory note to related party	2,500,000	—
Payment of promissory note to related party	—	(443,094)
Payment of offering costs	—	(322,043)
Net cash provided by financing activities	2,500,000	177,688,729

Net Change in Cash	120,267	1,053,928
Cash – Beginning of period	936,061	631
Cash – End of period	$1,056,328	$1,054,559

Non-Cash investing and financing activities:
Deferred underwriting commission	$—	$6,037,500
Remeasurement of Class A common stock subject to redemption	$4,949,081	$23,243,583
Other offering costs in temporary equity	$—	$538,701
Deferred offering costs charged to additional paid-in capital	$—	$744,139
Deferred legal fee	$—	$175,000
Excess fair value of anchor investor	$—	$6,317,382

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through June 30, 2023 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

JUNE 30, 2023

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

The Company will proceed with a Business Combination if the Company seeks stockholder approval and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, byNordic Holdings, byNordic Holdings II, officers and directors and certain Anchor Investors (as defined herein) that purchased Founder Shares in connection with the IPO (see Note 6) have agreed to vote their Founder Shares (as defined in Note 5) in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Company had 15 months from the closing of the IPO to complete a Business Combination as such deadline may be extended for an additional three month period for a total of up to 18 months to complete a Business Combination if the Company’s Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s Business Combination, pays an additional $0.10 per public share into the Trust Account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders will have no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate a Business Combination beyond 18 months as a result of a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares) (the “Combination Period”). On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 (the “Initial Extension”) and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the Initial Extension. On May 9, 2023, the Company issued a convertible promissory note to the Sponsor for $1,725,000 in connection with the Sponsor’s funding of the Initial Extension (the “Initial Extension Loan”), and on May 12, 2023, the Company issued a convertible promissory note to the Sponsor for $775,000 in connection with the Sponsor’s funding of the Company’s working capital needs (the “Initial Working Capital Loan”). If the Company completes a Business Combination, the Company would expect to repay the Initial Extension Loan and the Initial Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Initial Extension Loan and the Initial Working Capital Loan into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Initial Extension Loan and the Initial Working Capital Loan only from funds held outside of the Trust Account. Following stockholder approval at a special meeting on August 10, 2023, the Company amended its Amended and Restated Certificate of Incorporation to, among other things, extend the deadline to complete a Business Combination (see Note 8).

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial redemption price per Unit ($10.20) (or, following the exercise of the Company’s right to make an additional deposit to the Trust Account in order to extend the deadline for the consummation of the Company’s Business Combination by an additional three months to August 11, 2023, $10.30 per share).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share (or $10.30 per Public Share following the exercise of the Company’s Initial Extension) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share (or $10.30 per share following the exercise of the Company’s Initial Extension), due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Risks and Uncertainties

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

The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date. On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. Nevertheless, it remains uncertain whether, and/or to what extent, the excise tax could apply to redemptions of the Company’s Class A Common Stock, including any redemptions in connection with a Business Combination, or in the event the Company does not consummate a Business Combination.

Whether and to what extent the Company would be subject to the Excise Tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Business Combination, (iii) the structure of a Business Combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), (v) whether we consummate a Business Combination, and (vi) the content of regulations and other guidance issued by the Treasury. It is possible that the Company will be subject to the Excise Tax with respect to any subsequent redemptions, including redemptions in connection with the Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in complete liquidation of the Company). As mentioned, the Excise Tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the Excise Tax (including as a result of public stockholders electing to exercise their redemption rights in connection with an Business Combination) could, however, reduce the amount of cash available to the Company to pay redemptions (or the cash contribution to the target business in connection with our Business Combination, which could hinder the Company’s ability to complete a Business Combination or cause the other shareholders of the combined company to economically bear the impact of such Excise Tax).

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had cash of $1,056,328 not held in the Trust Account and a working capital deficit of $1,642,590 (excluding taxes payable from the Trust Account). On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a Business Combination was extended, (ii) the Sponsor deposited an aggregate of $625,000 into the Trust Account, and (iii) the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the Sponsor in the amount of $710,000 in connection with the Sponsor’s funding of the Company’s working capital needs (the “Additional Working Capital Loan”), of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings. The amendments to the Amended and Restated Certificate of Incorporation extend the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allow the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto, provided that the Company’s Sponsor deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension.

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans and up to $1,500,000 of the Initial Working Capital Loan and the Additional Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan only from funds held outside of the Trust Account (see Note 8). Following receipt of the Initial Working Capital Loan from the Sponsor in the amount of $775,000 on May 12, 2023 and the Additional Working Capital Loan from the Sponsor in the amount of $710,000 on August 10, 2023, of which of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through the extension period ending on February 12, 2024. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, if the Combination Period is extended beyond February 12, 2024, the Company would need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a Business Combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 12, 2024 or upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until the end of the Combination Period to consummate a Business Combination (discussed above). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2024.

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

If we are deemed to be an investment company under Section 3(a)(1)(A) of the Investment Company Act of 1940 (the “Investment Company Act”), our activities would be severely restricted.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Even prior to the 24-month anniversary of the effective date of the registration statement in connection with our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, following and even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company under Section 3(a)(1)(A) of the Investment Company Act, in which case we may be required to liquidate the Company. The risk of being deemed subject to the Investment Company Act may increase the longer the Company holds securities (i.e., the longer past two years the securities are held), and also may increase to the extent the funds in the Trust Account are not held in cash. Accordingly, we may determine, in our discretion, to transfer the investments held in the Trust Account at any time and instead hold all funds in the Trust Account in interest-bearing accounts, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete a Business Combination and instead liquidate the Company. If we are required to liquidate, our stockholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a Business Combination. Additionally, if we are required to liquidate, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed April 17, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. The Company held $1,056,328 and $936,061 in cash as June 30, 2023 and December 31, 2022, respectively.

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares acquired by a director and officer of the Company at the same price acquired by the Sponsor. The acquired shares shall vest upon the Company consummating a Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director of officer is removed from office or ceases to be a director or officer, the Company will have the right to repurchase the individual’s Founder Shares at the price paid by the individual. The Founder Shares owned by the director or officer (1) may not be sold or transferred, until six months after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company had 15 months from the date of the IPO to consummate a Business Combination as such deadline may be extended for an additional three-month period for a total of up to 18 months, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension (see Note 8). Following the Company’s special meeting on August 10, 2023 the Company announced that its stockholders, among other proposals, approved certain amendments to its Amended and Restated Certificate of Incorporation extending the date by which the Company has to consummate a Business Combination from August 11, 2023 to February 12, 2024 and the Company’s Sponsor deposited $625,000 to the Trust Account with respect to such extension (see Note 8).

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

JUNE 30, 2023

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were 24.7% and 0.6% for the three months ended June 30, 2023 and 2022, respectively, and 26.0% and 0.3% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). At June 30, 2023 and 2022 there were 5,750,000 shares of Class B common stock outstanding.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,058,388	$334,565	$(138,869)	$(43,898)	$1,853,555	$585,923	$(325,184)	$(129,131)
Denominator:
Basic and diluted weighted average shares outstanding	18,190,000	5,750,000	18,190,000	5,750,000	18,190,000	5,750,000	13,979,116	5,551,105

Basic and diluted net income (loss) per common share	$0.06	$0.06	$(0.01)	$(0.01)	$0.10	$0.10	$(0.02)	$(0.02)

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the three months ended June 30, 2023, the Company recorded an increase in the redemption value of $3,441,343 as a result of earnings on the Trust Account that exceed amounts payable for taxes and additional funding. During the three months ended June 30, 2023, $1,182,020 was withdrawn by the Company from the Trust Account to pay its tax obligations. During the six months ended June 30, 2023, the Company recorded an increase in the redemption value of $4,949,081 as a result of earnings on the Trust Account that exceed amounts payable for taxes and additional funding. During the six months ended June 30, 2023, $1,377,280 was withdrawn by the Company from the Trust Account to pay its tax obligations.

As of June 30, 2023 and December 31, 2022, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Allocated proceeds	$172,500,000
Proceeds allocated to Public Warrants	(3,450,000)
Less:
Common stock issuance costs	(16,343,583)
Add:
Remeasurement adjustment on redeemable common stock	25,245,936
Class A Common Stock subject to possible redemption, December 31, 2022	177,952,353
Add:
Remeasurement adjustment on redeemable common stock	4,949,081
Class A Common Stock subject to possible redemption, June 30, 2023	$182,901,434

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

Warrants

As of June 30, 2023, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2023

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

NOTE 4. PRIVATE PLACEMENT

As of June 30, 2023 the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

The proceeds from the sale of the Private Shares were added to the net proceeds from the IPO held in the Trust Account to the extent necessary to maintain an amount on deposit in the Trust Account equal to $175,950,000 ($10.20 per Unit). The holders of the Private Shares will not have any right to amounts held in the Trust Account as holders of the Private Shares. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Company’s Business Combination. If the Company does not complete the Business Combination within the Combination Period as such deadline was extended for an additional three month period for a total of up to 18 months to complete the Company’s Business Combination in connection with the Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s Business Combination, paying an additional $0.10 per public share into the trust account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders will have no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate a Business Combination beyond 18 months as a result of a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares as described herein), the proceeds from the sale of the Private Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) (see Note 8).

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Founder Shares included an aggregate of up 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor does not purchase any Public Shares in the IPO and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the Private Shares, any shares of Class A Common Stock issued to the Sponsor or its affiliates upon the conversion of Working Capital Loans (as defined below), any securities issued or issuable to any seller in a Business Combination and any shares issuable upon exercise of the warrants). As of February 18, 2022, the over-allotment option was exercised and such shares are no longer subject to forfeiture.

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

On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor. and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. The Initial Extension Loan and the Initial Working Capital Loan are non-interest-bearing and mature upon the earlier of the closing of a Business Combination or certain enumerated events of default. If the Company completes the Business Combination, the Company would expect to repay the Initial Extension Loan and the Initial Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Initial Extension Loan and up to $1,500,000 of the Initial Working Capital Loan into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Initial Extension Loan and the Initial Working Capital Loan only from funds held outside of the Trust Account. As of June 30, 2023, the Company had a $2,500,000 aggregate outstanding balance under Initial Extension Loan and the Initial Working Capital Loan.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, of which $40,000 is recorded as due to the Sponsor in the condensed balance sheets and for the three and six months ended June 30, 2022, the Company incurred $30,000 and $47,500, respectively, in fees for these services and is liable to the Sponsor for such fees, respectively.

Due to related party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At June 30, 2023 and December 31, 2022, excluding the Promissory Note to the Sponsor that was outstanding at December 31, 2022, the Company owed related parties $87,500 and $47,500, respectively, including administrative support fees owed to the Sponsor.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A Common Stock at a price of $10.00 per share. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2023, one Working Capital Loan, the Initial Working Capital Loan, was outstanding in the amount of $775,000. At December 31, 2022, no such Working Capital Loans were outstanding.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 17,250,000 shares subject to possible redemption). At December 31, 2022, there were 940,000 shares of Class A common stock issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. At June 30, 2023 and December 31, 2022, there were 5,750,000 Founder Shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). As of February 18, 2022, the over-allotment option was fully exercised and none of the Founder Shares were subject to forfeiture.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than discussed below that would have required adjustment or disclosure in the unaudited condensed financial statements.

At a special meeting of the Company on August 10, 2023, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation (i) to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with a Business Combination, and (ii) to extend the Combination Period from August 11, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company by resolution of the board without another stockholder vote, to elect to extend the Combination Period by one additional month, for a total of six additional months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the amendments to the Amended and Restated Certificate of Incorporation, the Company notified stockholders that the Company’s Sponsor funded a deposit of $625,000 into the Trust Account and that the Company will only exercise any monthly extension after February 12, 2024 if the Sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of $105,000 or $0.04 per outstanding Public Share with respect to each such extension. The Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the $625,000 extension deposit (the “Additional Extension Loan”). In addition, on August 10, 2023 the Company issued a promissory note in the principal amount of $710,000 to the Sponsor to provide the Company with additional working capital, of which $11,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). If the Company completes a Business Combination, the Company would expect to repay the Additional Extension Loan and the Additional Working Capital Loan from funds that are released to the Company from the Trust Account, or at the option of the Sponsor, convert all or a portion of the Additional Extension Loan and up to $1,500,000 of the Initial Working Capital Loan and the Additional Working Capital Loan into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described above. If the Company does not complete a Business Combination, the Company will repay these Sponsor loans only from funds held outside of the Trust Account.

In connection with the amendments to the Company’s Amended and Restated Certificate of Incorporation, 13,663,728 of the Public Shares were redeemed at a redemption price of approximately $10.655 per share, or $145,585,000 in the aggregate, and approximately $38,211,000 remained in the Trust Account following such redemptions.

Along with the redemptions of the Company’s Public Shares, the Company expects to record a 1% excise tax liability of approximately $1,455,850 on the condensed balance sheet as of the redemption date. The liability will not impact the condensed statements of operations and will offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $1,392,953, which consisted of earnings on cash and investments in the Trust Account of $2,225,880 partially offset by operating costs of $375,992 and federal income taxes of $456,935.

For the three months ended June 30, 2022, we had a net loss of $182,767, which primarily consisted of formation and operating costs of $297,963 and earnings on cash and investments in the Trust Account of $116,349.

For the six months ended June 30, 2023, we had a net income of $2,439,478, which consisted of earnings on cash and investments in the Trust Account of $4,188,403 partially offset by operating costs of $891,234 and federal income taxes of $857,691.

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

For the six months ended June 30, 2023, cash used in operating activities was $2,032,013. Net income of $2,439,478 was affected by interest earned on investments in the Trust Account of $4,036,072 and unrealized gain on investments in the Trust Account of $148,262. Changes in operating assets and liabilities used $287,157 of cash for operating activities.  Cash used in investing activities includes $1,725,000 of funding for the Trust Account and $1,377,280 withdrawn from the Trust Account to pay taxes. Cash provided by financing activities includes $2,500,000 of proceeds from the Initial Extension Loan and the Initial Working Capital Loan.

As of June 30, 2023, we had marketable securities held in the Trust Account of $183,218,688 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2023, we have withdrawn $1,377,280 of interest earned on the Trust Account for the payment of franchise or income taxes.

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

As of June 30, 2023, the Company had cash of $1,056,328 not held in the Trust Account and available for working capital purposes. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a Business Combination was extended, (ii) the Company’s Sponsor funded a $625,000 deposit into the Trust Account, and (iii) the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the Sponsor in the amount of $710,000 in connection with the Sponsor’s funding of the Company’s working capital needs, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). The amendments to the Amended and Restated Certificate of Incorporation extend the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allow the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto, provided that the Company’s Sponsor deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension.

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans and up to $1,500,000 of the Initial Working Capital Loan and the Additional Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan only from funds held outside of the Trust Account. Following receipt of the Initial Working Capital Loan from the Sponsor in the amount of $775,000 on May 12, 2023 and the Additional Working Capital Loan from the Sponsor in the amount of $710,000, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through the extension period ending on February 12, 2024. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, if the Combination Period is extended beyond February 12, 2024, the Company would need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a Business Combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 12, 2024 or upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 12, 2024 or the end of any further extension period to consummate a business combination (discussed above). It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by February 12, 2024 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 12, 2024 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and the Initial Extension Loan and the Initial Working Capital Loan. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

BYNORDIC ACQUISITION CORPORATION

Date: August 17, 2023	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2023	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)