Form 10-Q
period 2023-09-30
byNordic Acquisition Corp
filed 2023-11-20
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 20, 2023, there were 4,526,272 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$923,393	$936,061
Prepaid expenses and other current assets	35,268	219,924
Total current assets	958,661	1,155,985
Marketable securities held in Trust Account	39,145,197	178,686,634
Total assets	$40,103,858	$179,842,619

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$248,705	$214,614
Accrued offering costs	25,675	25,353
Excise tax payable	1,455,846	—
Taxes payable	88,228	600,538
Deferred taxes payable	—	127,030
Promissory note - related party	3,235,000	—
Due to related party	107,500	47,500
Total current liabilities	5,160,954	1,015,035
Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	11,373,454	7,227,535

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 3,586,272 and 17,250,000 shares at redemption value of $10.89 and $10.32 per share as of September 30, 2023 and December 31, 2022, respectively	39,048,400	177,952,353

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (excluding 3,586,272 and 17,250,000 shares subject to possible redemption, respectively)	94	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding as of September 30, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,318,665)	(5,337,938)
Total stockholders’ deficit	(10,317,996)	(5,337,269)

Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$40,103,858	$179,842,619

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative support fees	$30,000	$1,210	$90,000	$77,500
Franchise taxes	37,180	48,531	141,338	148,531
Insurance	16,860	89,919	193,764	227,728
Listing and filing fees	23,029	16,307	92,029	119,992
Other operating costs	323,141	72,240	804,313	224,725
Total loss from operations	(430,210)	(228,207)	(1,321,444)	(798,476)

Other income:
Interest earned on cash and investments held in Trust Account	1,441,427	688,201	5,629,830	805,308

Income before provision for income taxes	1,011,217	459,994	4,308,386	6,832
Provision for income taxes	(294,892)	(134,331)	(1,152,583)	(135,484)
Net income (loss)	$716,325	$325,663	$3,155,803	$(128,652)

Basic and diluted weighted average shares outstanding, Class A common stock	11,358,136	18,190,000	15,887,687	15,398,168
Basic and diluted net income (loss) per share, Class A common stock	$0.04	$0.01	$0.15	$(0.01)

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,618,132
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$0.01	$0.15	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	940,000	$94	5,750,000	$575	$—	$(5,337,938)	$(5,337,269)
Remeasurement adjustment	—	—	—	—	—	(1,507,738)	(1,507,738)
Net income	—	—	—	—	—	1,046,525	1,046,525
Balance – March 31, 2023	940,000	94	5,750,000	575	—	(5,799,151)	(5,798,482)
Remeasurement adjustment	—	—	—	—	—	(3,441,343)	(3,441,343)
Net income	—	—	—	—	—	1,392,953	1,392,953
Balance – June 30, 2023	940,000	$94	5,750,000	$575	$—	$(7,847,541)	$(7,846,872)
Remeasurement adjustment	—	—	—	—	—	(1,731,603)	(1,731,603)
Excise tax payable attributable to redemption of common stock						(1,455,846)	(1,455,846)
Net income	—	—	—	—	—	716,325	716,325
Balance – September 30, 2023	940,000	$94	5,750,000	$575	$—	$(10,318,665)	$(10,317,996)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,750,000	$575	$24,425	$(67,960)	$(42,960)
Proceeds allocated to public warrants	—	—	—	—	3,450,000	—	3,450,000
Sale of private placement shares	940,000	94	—	—	9,399,906	—	9,400,000
Excess of fair value of anchor investor	—	—	—	—	—	6,317,382	6,317,382
Sale of Class B founder shares	—	—	—	—	3,866	—	3,866
Offering costs allocated to public warrants and private placement shares	—	—	—	—	(380,438)	—	(380,486)
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	—	—	(12,497,759)	(10,745,824)	(23,243,583)
Net loss	—	—	—	—	—	(271,548)	(271,548)
Balance – March 31, 2022	940,000	94	5,750,000	575	—	(4,767,950)	(4,767,281)

Net loss	—	—	—	—	—	(182,767)	(182,767)
Balance – June 30, 2022	940,000	94	5,750,000	575	—	(4,950,717)	(4,950,048)

Reclassification adjustment	—	—	—	—	—	(507,468)	(507,468)
Net income	—	—	—	—	—	325,663	325,663
Balance – September 30, 2022	940,000	$94	5,750,000	$575	$—	$(5,132,522)	$(5,131,853)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,155,803	$(128,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	436,910	—
Interest earned on cash and marketable securities held in Trust Account	(6,059,910)	(803,548)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	184,656	(329,714)
Accrued expenses and other current liabilities	34,091	213,502
Accrued offering costs	322	—
Deferred taxes payable	(127,030)	—
Taxes payable	(512,310)	278,011
Due to related party	60,000	21,140
Net cash used in operating activities	(2,827,468)	(749,261)

Cash Flows from Investing Activities:
Withdrawal from trust account	1,929,800	9,660
Cash withdrawn from Trust Account in connection with redemptions	145,584,637	—
Investment of cash in Trust Account	(2,350,000)	(175,950,000)
Net cash provided by (used in) investing activities	145,164,437	(175,940,340)

Cash Flows from Financing Activities:
Redemption of Common Stock	(145,584,637)	—
Proceeds from initial public offering, net of cost	—	169,050,000
Proceeds from private placement	—	9,400,000
Proceeds from sale of common stock to initial stockholders	—	3,866
Proceeds from promissory note to related party	3,235,000	—
Payment of promissory note to related party	—	(443,094)
Payment of offering costs	—	(294,469)
Net cash (used in) provided by financing activities	(142,349,637)	177,716,303

Net Change in Cash	(12,668)	1,026,702
Cash – Beginning of period	936,061	631
Cash – End of period	$923,393	$1,027,333

Non-Cash investing and financing activities:
Deferred underwriting commission	$—	$6,037,500
Remeasurement of Class A common stock subject to redemption	$6,680,684	$23,243,583
Other offering costs in temporary equity	$—	$538,701
Deferred offering costs charged to additional paid-in capital	$—	$744,139
Deferred legal fee	$—	$175,000
Excise tax payable	$1,455,846	$—
Excess fair value of anchor investor	$—	$6,317,382

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through September 30, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

The Company had 15 months from the closing of the IPO to complete a Business Combination as such deadline may be extended for an additional three month period for a total of up to 18 months to complete a Business Combination if the Company’s Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s Business Combination, pays an additional $0.10 per public share into the Trust Account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders will have no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate a Business Combination beyond 18 months as a result of a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares) (the “Combination Period”). On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 (the “Initial Extension”) and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the Initial Extension. On May 9, 2023, the Company issued a convertible promissory note to the Sponsor for $1,725,000 in connection with the Sponsor’s funding of the Initial Extension (the “Initial Extension Loan”), and on May 12, 2023, the Company issued a convertible promissory note to the Sponsor for $775,000 in connection with the Sponsor’s funding of the Company’s working capital needs (the “Initial Working Capital Loan”). If the Company completes a Business Combination, the Company would expect to repay the Initial Extension Loan and the Initial Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Initial Extension Loan and the Initial Working Capital Loan into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Initial Extension Loan and the Initial Working Capital Loan only from funds held outside of the Trust Account. Following stockholder approval at a special meeting on August 10, 2023, the Company amended its Amended and Restated Certificate of Incorporation to, among other things, extend the deadline to complete a Business Combination.

At a special meeting of the Company on August 10, 2023, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation (i) to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with a Business Combination, and (ii) to extend the Combination Period from August 11, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company by resolution of the board without another stockholder vote, to elect to extend the Combination Period by one additional month, for a total of six additional months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the amendments to the Amended and Restated Certificate of Incorporation, the Company notified stockholders that the Company’s Sponsor funded a deposit of $625,000 into the Trust Account and that the Company will only exercise any monthly extension after February 12, 2024 if the Sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of $105,000 or $0.04 per outstanding Public Share with respect to each such extension. The Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the $625,000 extension deposit (the “Additional Extension Loan”). In addition, on August 10, 2023 the Company issued a convertible promissory note in the principal amount of $710,000 to the Sponsor to provide the Company with additional working capital, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). If the Company completes a Business Combination, the Company would expect to repay the Additional Extension Loan and the Additional Working Capital Loan from funds that are released to the Company from the Trust Account, or at the option of the Sponsor, convert all or a portion of the Additional Extension Loan and the Additional Working Capital Loan and up to $1,500,000 of the Initial Working Capital Loan into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described above. If the Company does not complete a Business Combination, the Company will repay these Sponsor loans only from funds held outside of the Trust Account.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

In connection with the amendments to the Company’s Amended and Restated Certificate of Incorporation, 13,663,728 of the Public Shares were redeemed at a redemption price of approximately $10.655 per share, or $145,585,000 in the aggregate, and approximately $38,211,000 remained in the Trust Account following such redemptions.

Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of $1,455,846 on the condensed balance sheet as of the redemption date. The liability will not impact the condensed statements of operations and will offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Risks and Uncertainties

Recent geopolitical events, including the Russian invasion of Ukraine and the Israel-Hamas war, have had a material adverse effect on financial and business conditions in Europe in a manner that could materially and adversely affect the business and prospects of potential targets for our initial business combination. These circumstances could reduce the number of attractive targets for our initial business combination, increase the cost of our initial business combination and delay or prevent us from completing our initial business combination.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

On February 24, 2022, the Russian Federation launched an invasion of Ukraine, and on October 7, 2023, Israel declared war against Hamas. These conflicts have continued to escalate without any resolution foreseeable in the near future with the short and long-term impact on financial and business conditions in Europe remaining highly uncertain. As a result of the invasion of Ukraine, the United States, the European Union, Canada and other countries have imposed sanctions against the Russian Federation contributing to higher inflation and disruptions to supply and distribution chains. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. Many multinational corporations have exceeded what is required by the newer and stricter sanctions in reducing or terminating their business ties to the Russian Federation. The Russian Federation could resort to cyberattacks and other action that impact businesses across Europe including those without any direct business ties to the Russian Federation. The continuing geopolitical uncertainty relating to the Israel-Hamas war, terrorist attacks or other hostile acts, civil unrest, including demonstrations and protests, regionally, in Europe or the United States, could cause further damage or disruption to international commerce and the global economy, and thus have a material adverse effect on the business, the cost and availability of capital and prospects of technology companies in northern Europe which are the focus of the Company’s search for a Business Combination. The number of attractive targets for the Company’s Business Combination could be reduced, the cost of a Business Combination may be increased, and the Company could experience a delay of, or inability to complete a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had cash of $923,393 not held in the Trust Account and a working capital deficit of $4,202,293. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023, to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a Business Combination was extended, (ii) the Sponsor deposited an aggregate of $625,000 into the Trust Account, and (iii) the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the Sponsor in the amount of $710,000 in connection with the Sponsor’s funding of the Company’s working capital needs (the “Additional Working Capital Loan”), of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings. The amendments to the Amended and Restated Certificate of Incorporation extend the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allow the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto, provided that the Company’s Sponsor deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension.

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans and the Additional Working Capital Loan and up to $1,500,000 of the Initial Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan only from funds held outside of the Trust Account (see Note 8). Following receipt of the Initial Working Capital Loan from the Sponsor in the amount of $775,000 on May 12, 2023 and the Additional Working Capital Loan from the Sponsor in the amount of $710,000 on August 10, 2023, of which of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through the extension period ending on February 12, 2024. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, if the Combination Period is extended beyond February 12, 2024, the Company would need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a Business Combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 12, 2024 or upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete the Business Combination. If the Company cannot complete the Business Combination because the transaction is still under review or because the Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate. If the Company liquidates, the Company’s public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders. This would cause public stockholders to lose the investment opportunity in a target company and the chance of realizing future gains on their investment through any price appreciation in the combined company.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed April 17, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Marketable Securities Held in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. The Company held $923,393 and $936,061 in cash as September 30, 2023 and December 31, 2022, respectively.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were 29.2% and 29.2% for the three months ended September 30, 2023 and 2022, respectively, and 26.8% and 1,983.1% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 Founder Shares. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in the Sponsor, byNordic Holdings and certain officers and directors holding an aggregate of 5,750,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). At September 30, 2023 and 2022 there were 5,750,000 shares of Class B common stock outstanding.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$475,570	$240,755	$247,444	$78,219	$2,317,180	$838,623	$(94,260)	$(34,392)
Denominator:
Basic and diluted weighted average shares outstanding	11,358,136	5,750,000	18,190,000	5,750,000	15,887,687	5,750,000	15,398,168	5,618,132

Basic and diluted net income (loss) per common share	$0.04	$0.04	$0.01	$0.01	$0.15	$0.15	$(0.01)	$(0.01)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the three months ended September 30, 2023, the Company recorded an increase in the redemption value of $1,731,603 as a result of earnings on the Trust Account that exceed amounts payable for taxes and additional funding. During the three months ended September 30, 2023, $552,520 was withdrawn by the Company from the Trust Account to pay its tax obligations. During the nine months ended September 30, 2023, the Company recorded an increase in the redemption value of $6,680,684 as a result of earnings on the Trust Account that exceed amounts payable for taxes and additional funding. During the nine months ended September 30, 2023, $1,929,800 was withdrawn by the Company from the Trust Account to pay its tax obligations.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

As of September 30, 2023 and December 31, 2022, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Allocated proceeds	$172,500,000
Proceeds allocated to Public Warrants	(3,450,000)
Less:
Common stock issuance costs	(16,343,583)
Add:
Remeasurement adjustment on redeemable common stock	25,245,936
Class A Common Stock subject to possible redemption, December 31, 2022	177,952,353
Less:
Redemptions	(145,584,637)
Add:
Remeasurement adjustment on redeemable common stock	6,680,684
Class A Common Stock subject to possible redemption, September 30, 2023	$39,048,400

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

Warrants

As of September 30, 2023, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

As of September 30, 2023 the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

The proceeds from the sale of the Private Shares were added to the net proceeds from the IPO held in the Trust Account to the extent necessary to maintain an amount on deposit in the Trust Account equal to $175,950,000 ($10.20 per Unit). The holders of the Private Shares will not have any right to amounts held in the Trust Account as holders of the Private Shares. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Company’s Business Combination. If the Company does not complete the Business Combination within the Combination Period as such deadline may be extended, the proceeds from the sale of the Private Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. Additionally, on August 10, 2023, the Company issued two promissory notes to the Sponsor in the aggregate amount of $1,335,000 in consideration of the Additional Extension Loan and the Additional Working Capital Loan (the “August 2023 Notes”). The Company borrowed $110,000 of the Additional Working Capital Loan on August 10, 2023 and $600,000 is available for future borrowings. The Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan and the Additional Working Capital Loan are non-interest-bearing and mature upon the earlier of the closing of a Business Combination or certain enumerated events of default. If the Company completes the Business Combination, the Company would expect to repay the Initial Extension Loan, the Initial Working Capital Loan and August Notes from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Initial Extension Loan, the Initial Working Capital Loan and the August Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Initial Extension Loan, the Initial Working Capital Loan and August Notes only from funds held outside of the Trust Account. As of September 30, 2023, the Company had a $3,235,000 aggregate outstanding balance under Initial Extension Loan, the Initial Working Capital Loan and August Notes.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, of which $60,000 is recorded as due to the Sponsor in the condensed balance sheets and for the three and nine months ended September 30, 2022, the Company incurred $30,000 and $77,500, respectively, of which $17,500 is recorded as accrued expenses in the condensed balance sheets.

Due to related party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At September 30, 2023 and December 31, 2022, excluding the Promissory Note to the Sponsor that was outstanding at December 31, 2022, the Company owed related parties $107,500 and $47,500, respectively, including administrative support fees owed to the Sponsor.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, the Working Capital Loans may be converted upon completion of a Business Combination into shares of the Class A Common Stock at a price of $10.00 per share. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

At September 30, 2023, Working Capital Loans were outstanding in the amount of $885,000, and Extension Loans were outstanding in the amount of $2,350,000, all of which may be convertible into Private Shares at a price of $10.00 per Private Share. The Private Shares will be identical to the Private Shares described herein. At December 31, 2022, no such Working Capital Loans or Extension Loans were outstanding.

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

SEPTEMBER 30, 2023

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2023, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 3,586,272 shares subject to possible redemption). At December 31, 2022, there were 940,000 shares of Class A common stock issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. At September 30, 2023 and December 31, 2022, there were 5,750,000 Founder Shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). As of February 18, 2022, the over-allotment option was fully exercised and none of the Founder Shares were subject to forfeiture.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $716,325, which consisted of earnings on cash and investments in the Trust Account of $1,441,427 partially offset by operating costs of $430,210 and federal income taxes of $294,892.

For the three months ended September 30, 2022, we had a net income of $325,663, which consisted of earnings on cash and investments in the Trust Account of $688,201 partially offset by operating costs of $228,207 and federal income taxes of $134,331.

For the nine months ended September 30, 2023, we had a net income of $3,155,803, which consisted of earnings on cash and investments in the Trust Account of $5,629,830 partially offset by operating costs of $1,321,444 and federal income taxes of $1,152,583.

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

For the nine months ended September 30, 2023, cash used in operating activities was $2,827,468. Net income of $3,155,803 was affected by interest earned on investments in the Trust Account of $6,059,910 and unrealized gain on investments in the Trust Account of $436,910. Changes in operating assets and liabilities used $360,271 of cash for operating activities.  Cash provided by investing activities includes $145,584,637 withdrawn in connection with redemption and $1,929,800 withdrawn from the Trust Account to pay taxes partially offset by $2,350,000 of funding for the Trust Account. Cash used in financing activities includes $145,584,637 of redemption of common stock partially offset by $3,235,000 of proceeds from promissory notes to related party.

As of September 30, 2023, we had marketable securities held in the Trust Account of $39,145,197 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the nine months ended September 30, 2023, we have withdrawn $1,929,800 of interest earned on the Trust Account for the payment of franchise or income taxes.

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

As of September 30, 2023, the Company had cash of $923,393 not held in the Trust Account and available for working capital purposes. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a Business Combination was extended, (ii) the Company’s Sponsor funded a $625,000 deposit into the Trust Account, and (iii) the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the Sponsor in the amount of $710,000 in connection with the Sponsor’s funding of the Company’s working capital needs, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). The amendments to the Amended and Restated Certificate of Incorporation extend the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allow the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto, provided that the Company’s Sponsor deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension.

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan only from funds held outside of the Trust Account. Following receipt of the Initial Working Capital Loan from the Sponsor in the amount of $775,000 on May 12, 2023 and the Additional Working Capital Loan from the Sponsor in the amount of $710,000, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings, the Company believes that the funds held outside the Trust Account plus the amount available for borrowing under the Additional Working Capital Loan will be sufficient to meet the expenditures required for operating its business through the extension period ending on February 12, 2024. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, if the Combination Period is extended beyond February 12, 2024, the Company would need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a Business Combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 12, 2024 or upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Recent geopolitical events may reduce the number of attractive targets, increase the cost of our initial business combination and delay or prevent us from complete our initial business combination.

Other factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Recent geopolitical events, including the Russian invasion of Ukraine and the Israel-Hamas war, have had a material adverse effect on financial and business conditions in Europe in a manner that could materially and adversely affect the business and prospects of potential targets for our initial business combination. These circumstances could reduce the number of attractive targets for our initial business combination, increase the cost of our initial business combination and delay or prevent us from completing our initial business combination.

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

BYNORDIC ACQUISITION CORPORATION

Date: November 20, 2023	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)