Form 10-K
period 2023-12-31
byNordic Acquisition Corp
filed 2024-04-02
CIK 1801417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023 (the last business day of the Registrant’s second fiscal quarter), the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was $182,677,500 (based on the closing sales price of the Class A common stock on June 30, 2023 of $10.59).

As of March 26, 2024, there were (i) 4,526,272 shares of the Company’s Class A common stock, par value $0.0001 per share, and (ii) 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our management team, our sponsor or any other anchor investor);

●	“byNordic Holdings” are to byNordic Holdings LLC, a newly formed Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“byNordic Holdings II” are to byNordic Holdings II LLC, a newly formed Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“forward purchase agreement” are to the agreement providing for the sale of forward purchase shares to Rothesay in a private placement that will close concurrently with the closing of our initial business combination;

●	“forward purchase shares” are to the shares of Class A common stock to be issued pursuant to the forward purchase agreement;

●	“forward transferee” are to any third party to which Rothesay, as a forward purchaser, transfers any portion of its rights and obligations to purchase the forward purchase shares under the forward purchase agreement;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor, byNordic Holdings and certain of our executive officers and directors in a private placement prior to our initial public offering, a portion of which were forfeited by byNordic Holdings followed by the issuance of an equal number of founder shares by us to byNordic Holdings II simultaneously with the closing of our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 11, 2022;

●	“initial stockholders” are to our sponsor, byNordic Holdings and certain of our executive officers and directors as the holders of our founder shares prior to our initial public offering and byNordic Holdings II as the holder of the founder shares issued by us in an amount equal to the number of founder shares forfeited to us by byNordic Holdings simultaneously with the closing of our initial public offering of our securities;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private shares” are to the shares of our Class A common stock issued to our sponsor, byNordic Holdings and byNordic Holdings II in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Form S-1 filed with the SEC January 18, 2022 (File No. 333-248488), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Rothesay” are to Rothesay Investment SARL SPF (and/or its affiliates), a member of our sponsor and with which we have entered into the forward purchase agreement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Water by Nordic AB, a Swedish limited liability company controlled by certain of our officers and directors;

●	“trust account” are to the U.S.-based trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A. in which an amount of $175,950,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private shares was placed following the closing of the initial public offering and the closing of the exercise in full of the over-allotment option by the underwriters;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market); and

●	“we,” “us,” “Company” or “our Company” are to byNordic Acquisition Corporation.

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

Of the gross proceeds received from the consummation of the initial public offering and the simultaneous private placement of Class A common stock on the initial closing date that occurred on February 11, 2022 and the gross proceeds received from the consummation of the fully exercised over-allotment option and the simultaneous private sale of private shares on February 18, 2022, $175,950,000 was placed in the trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A. It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Michael Hermansson, our Chief Executive Officer, Thomas Fairfield, our Chief Operating Officer and Chief Financial Officer, Mats Karlsson, our Director of Acquisitions, Alexander Lidgren, our Director of Marketing, and Christian Merheim, our Director of Technology. We were required to complete our initial business combination by May 11, 2023, 15 months from the closing of our initial public offering (the “First Termination Date”), or (x) by August 11, 2023, 18 months from the closing of our initial public offering (the “Second Termination Date”), provided that (i) our sponsor (or its affiliates or permitted designees) upon at least five (5) business days prior written notice, deposited into the trust account on or prior to such First Termination Date, an additional $0.10 per unit offered in our initial public offering ($1,725,000) in exchange for a non-interest bearing, unsecured promissory note and (ii) we complied with the procedures relating to any such extension, as set forth in Section 1(m) of the Investment Management Trust Agreement, dated February 8, 2022, between us and Continental Stock Transfer & Trust Company, as Trustee, or (y) by such further extended deadline (the “Amended Termination Date,” and each of the Amended Termination Date, the First Termination Date and the Second Termination Date, being referred to as a “Termination Date”) that we may have to consummate an initial business combination beyond 18 months from the closing of our initial public offering as a result of a stockholder vote to amend our amended and restated certificate of incorporation (in connection with which our stockholders will have a right to redeem their public shares as described herein). Such additional three-month extension period from the First Termination Date to the Second Termination Date, as the same may be further extended to the Amended Termination Date as a result of the stockholder vote, will be referred to herein as an extension period.

During May 2023, our Board of Directors elected to extend the Termination Date to August 11, 2023 and in August 2023 our stockholders approved amendments to our certificate of incorporation to extend the Termination Date from August 11, 2023 to February 12, 2024 and to allow the Company by resolution of the board without another stockholder vote, to extend the Termination Date by one additional month, for a total of up to six additional months, from February 12, 2024 until August 12, 2024, provided that the sponsor or its designee deposits into the trust account the lesser of (i) $105,000 or (ii) $0.04 per outstanding public share with respect to each such extension. In February 2024 and March 2024, the Company’s board exercised one-month extensions to March 12, 2024 and April 12, 2024, respectively and $105,000 was deposited into the trust account in connection with each such extension. If our initial business combination is not consummated by April 12, 2024 or the end of any further extension period, then our existence will terminate, and we will distribute all amounts in the trust account.

Industry Opportunity

While we may acquire a business in any industry or geographic location, our focus has been and will continue to be on the FinTech and other technology sectors in the northern part of Europe. We believe the technology industry, is attractive for a number of reasons. The European technology industry represents a large target market, with approximately $45 billion of private capital invested in 2023, according to the State of European Tech 2023 report by Atomico, Orrick, HSBC, Affinity and Slush.

We believe that there are many potential targets within the technology industry that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows. These market dynamics are espoused in the European market in particular.

Our management team has extensive experience and knowledge in FinTech and several other high-performing technology sectors, including enterprise software, health technology, energy technology (Renewable energy, energy efficiency, energy storage), transport technology (e-mobility, logistics software & services, autonomous driving, Transport as a Service) and food technology. These subsectors were included among the most highly ranked by amount of private investment in 2023, according to the State of European Tech 2023 report. By focusing our search for potential targets in the northern part of Europe, we leverage our existing business and investor network and knowledge of regional business philosophies and traditions, to identify and execute a business combination.

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

Acquisition Criteria

The sourcing focus has been and will continue to be on technology and FinTech companies known to our management and board of directors and proprietary in nature. Our focus has been and will continue to be companies with enterprise valuations below $750 million, primarily those with enterprise values between $250 million to $750 million with the goal of identifying and completing a business combination with an enterprise that will be successful as a public company. We have identified the following criteria to evaluate prospective target businesses. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria or is outside of our sourcing focus. We currently seek to acquire companies that we believe:

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

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 12, 2024 or during any further extension period. Notwithstanding the foregoing, Thomas Fairfield, our Chief Financial Officer, Chief Operating Officer and Secretary, may become an officer or director of another special purpose acquisition company which does not have a focus on acquiring a technology growth company in the northern part of Europe.

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

Financial Position

With funds available for a business combination in the amount of $39,516,637 as of December 31, 2023, before payment of $6,037,500 of deferred underwriting fees and $175,000 of deferred legal fees and up to $10,000,000 in gross proceeds from the sale of the forward purchase shares, in each case before fees and expenses associated with our initial business combination and cash on deposit in the trust account that may be applied to the redemption of our Class A common stock at the election of our stockholders, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance such third party financing will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock in connection with the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, the private shares and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination or otherwise.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if in addition to any other vote required by applicable law or stock exchange listing requirements, a majority of the issued and outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of issued and outstanding capital stock of the company representing a majority of the voting power of all issued and outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have agreed to vote the founder shares held by them and any public shares purchased by them during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our issued and outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Subject to the requirements of applicable law or stock exchange listing requirements which may require a higher vote threshold, in addition to our initial stockholders’ founder shares and private shares and the anchor investors’ founder shares, we would not need any of the 3,586,272 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all issued and outstanding shares are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Following amendments approved by stockholders in August 2023, our amended and restated certificate of incorporation, provides that we will have until February 12, 2024, to complete our initial business combination as such deadline may be extended by resolution of the board without a stockholder vote for an additional month for a total of 6 months, or until August 12, 2024, to complete our initial business combination in connection with our sponsor or any of its affiliates or designees, paying the lesser of (i) $105,000 or (ii) $0.04 per outstanding public share with respect to each such extension into the trust account in respect of such extension period. on or prior to the date of the deadline (in connection with which our stockholders will have no right to redeem their public shares), or by such other further extended deadline that we may have to consummate an initial business combination as a result of a stockholder vote to amend our amended and restated certificate of incorporation (in connection with which our stockholders will have a right to redeem their public shares as described herein) (such additional month period as the same may be further extended as a result of the stockholder vote being referred to herein as an extension period). The deadline to complete a business combination has been extended to April 12, 2024. If we are unable to complete our initial business combination by April 12, 2024 or during any further extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 12, 2024 or during any further extension period.

Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to the founder shares and the private shares held by them if we fail to complete our initial business combination by the current deadline of April 12, 2024 or during any further extension period. However, if they acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time frame.

Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the current deadline of April 12, 2024 or during any extension period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then issued and outstanding public shares.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,880,000 of cash held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the cash held by the Company other than the amounts on deposit in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.30 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.30, if applicable. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.30 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.30 per public share.

As of March 27, 2024, we had approximately $1,880,000 of cash held outside the trust account. We have used or will use these funds for (i) legal, accounting, due diligence, travel and other expenses related to identifying, evaluating, negotiating and completing an initial business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iv) administrative support services, and (v) working capital used for miscellaneous expenses and reserves.

Any potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000, which amount will be available from interest earned on the funds held in the trust account) may only be paid from funds held outside of the trust account.

Under the DGCL, our stockholders may be held liable for claims by third parties with priority claims over our stockholders in the event that we do not complete our initial business combination by April 12, 2024 (as such deadline may be further extended by the extension period as described herein) to the extent of distributions received by our stockholders in a dissolution resulting from our failure to complete our initial business combination by such deadline. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 12, 2024 or during any further extension period may be considered a liquidating distribution under Delaware law. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 12, 2024 or during any further extension period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by April 12, 2024 or during any further extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 12, 2024 or during any further extension period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.30 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.30 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 12, 2024 or during any further extension period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by April 12, 2024 or during any further extension period, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our amended and restated certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination unless we are unable to complete our initial business combination by April 12, 2024 or during any further extension period.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to (i) fund an extension of the deadline to complete our initial business combination, (ii) provide the funds required to consummate an initial business combination that we identify, or (iii) reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	the military action in Ukraine may continue to adversely affect the business and prospects of potential targets for our business combination. This could reduce the number of attractive targets for our business combination, increase the cost of our business combination and could result in our inability to find a suitable target or to consummate a business combination;

●	adverse market conditions resulting from default or failure of one or more financial institutions could adversely affect the business, value or viability of companies in the European FinTech sector, which we have prioritized in our search for potential targets for a business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.30 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

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

On March 26, 2024, there was one (1) holder of record of our units, four (4) holders of record of our Class A common stock, twenty-eight (28) holders of record of our Class B common stock and one (1) holder of record of our warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $3,406,689 which consisted of interest earned on investments held in trust account and cash of $6,153,996, partially offset by operating costs of $1,494,067 and federal income taxes of $1,253,240.

For the year ended December 31, 2022, we had net income of $1,160,817 which consisted of a refund of income tax penalty of $52,170 and interest earned on investments held in trust account and cash of $2,749,881, partially offset by formation and operating costs of $1,107,889 and federal income taxes of $533,345.

Liquidity, Capital Resources and Going Concern

On February 11, 2022, we completed our Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 850,000 Private Shares at a price of $10.00 per Private Share in a private placement to our sponsor, generating gross proceeds of $8,500,000.

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

For the year ended December 31, 2023, cash used in operating activities was $3,294,146. Net income of $3,406,689 was affected by interest earned on investments in the Trust Account of $6,573,440 and unrealized gain on investments in the Trust Account of $428,980. Changes in operating assets and liabilities used $556,375 of cash for operating activities.  Cash provided by investing activities includes $145,584,637 withdrawn in connection with redemption and $2,079,820 withdrawn from the Trust Account to pay taxes partially offset by $2,350,000 of funding for the Trust Account. Cash used in financing activities includes $145,584,637 of redemption of common stock partially offset by $4,935,000 of proceeds from promissory notes to related party.

As of December 31, 2023, we had marketable securities held in the Trust Account of $39,516,637 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the year ended December 31, 2023, we have withdrawn $2,079,820 of interest earned on the Trust Account for the payment of franchise or income taxes.

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

As of December 31, 2023, the Company had cash of $2,306,735 not held in the Trust Account and available for working capital purposes. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a business combination from May 11, 2023 to August 11, 2023 and the Company’s sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a business combination was extended, (ii) the Company’s sponsor funded a $625,000 deposit into the Trust Account, and (iii) the Company issued to the sponsor a convertible promissory note in the amount of $625,000 in connection with the sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the sponsor in the amount of $710,000 in connection with the sponsor’s funding of the Company’s working capital needs, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). The amendments to the Amended and Restated Certificate of Incorporation extend the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allow the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a business combination shall have occurred prior thereto, provided that the Company’s sponsor or its designee deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension.

Additionally, on December 15, 2023, the Company issued a promissory note in the principal amount of $1,700,000 to DDM Debt AB (the “December Note”), an affiliate of the sponsor. The proceeds of the Note will be used to provide the Company with general working capital. In February 2024 the Company’s board elected to exercise a one-month extension of the Combination Period to March 12, 2024 and in March 2024, the board subsequently elected to exercise a one-month extension of the Combination Period to April 12, 2024. In connection with each one-month extension, $105,000 was deposited in the Trust Account in connection with such extension.

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan only from funds held outside of the Trust Account. Following receipt of (i) the Initial Working Capital Loan from the Sponsor in the amount of $775,000 on May 12, 2023, (ii) the Additional Working Capital Loan from the Sponsor in the amount of $710,000, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings, and (iii) the $1,700,000 loan from the Lender on December 15, 2023, the Company believes that the funds held outside the Trust Account will be sufficient to meet the expenditures required for operating its business through April 12, 2024 (the current expiration date of the business combination period), and that it will be able to borrow sufficient funds from the Sponsor or Sponsor’s affiliates to meet its needs for cash through August 12, 2024 in the event the Company elects to extend the business combination period to that date. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a business combination. Moreover, if the Combination Period is extended beyond August 12, 2024, the Company would need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a business combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a business combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 12, 2024 or upon consummation of a business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our business combination. If the Company is unable to complete the business combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until April 12, 2024 (or August 12, 2024 if it elects to extend the business combination period to that date and makes required deposits to the Trust Account) or the end of any further extension period to consummate a business combination beyond August 12, 2024 pursuant to an amendment of its Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a business combination by August 12, 2024 or such later date to which the business combination period may be extended. If a business combination is not consummated by April 12, 2024 (or August 12, 2024 if the Company elects to extend the business combination period and makes required deposits to the Trust Account) or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the business combination period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination by the end of the business combination period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 12, 2024 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan, the Additional Working Capital Loan and the December Note. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluations, our management officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for certain deferred contingent transaction costs. As a result we performed additional analysis as deemed necessary to ensure that the financial statements included in this Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for accrued, deferred or contingent expenses and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, working with third-party professionals with whom to consult on complex questions regarding accounting for accrued, deferred or contingent expenses, and improving the processes for sharing, approving and evaluating contractual arrangements and invoices related to accrued, deferred or contingent expenses.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jonas Olsson	63	Chairman of the Board
Michael Hermansson	64	Chief Executive Officer
Thomas Fairfield	65	Chief Financial Officer, Chief Operating Officer and Secretary
Mats Karlsson	59	Director of Acquisition
Alexander “Bigge” Lidgren	52	Director of Marketing
Christian Merheim	51	Director of Technology
Anna Yukiko Bickenbach	39	Independent Director
Anders Norlin	58	Independent Director
Fredrik Elmberg	63	Independent Director
Steven Wasserman	63	Independent Director

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

Michael Hermansson has served as our Chief Executive Officer since March 2020. Mr. Hermansson has a 35-year long career with top management positions in international corporations. Mr. Hermansson has been chief executive officer of numerous growth and turn-around companies owned by private equity firms such as Triton Investments Advisers LLP and Nordic Capital and their related funds. Mr. Hermansson started his career in the 1980’s with several director positions with Sandvik AB in Latin America as well as in several European countries. Mr. Hermansson has been the chairman of the board of Learning 2 Sleep L2S AB from June 2019 until its liquidation in February 2024, the chairman of the board of Vevios AB from November 2019 to 2023, and a board member of Framtix Holding AB since June 2019. He was also the chief executive officer of AdderaCare AB from January 2016 to September 2019. From 2014 to 2015, Mr. Hermansson served as chief executive officer of Saferoad Group, a European market leader in road safety infrastructure products. At Saferoad Group, he led several acquisitions, refinanced the company and initiated the exit process which later led to the 2017 IPO of the company. From 2004 to 2013, he served as the chief executive officer of GCE Group, a global leader in gas control technologies for medical equipment, industrial applications, semiconductor manufacturing and other applications. At GCE Group, he managed the divestiture process for private equity owner Triton Equity Partners, ultimately delivering a very favorable cash return. Mr. Hermansson remained with the company under its new primary owner, Argan Capital, as chief executive officer of the group until 2013. Mr. Hermansson received a bachelor’s degree in finance and accounting from University of Gothenburg.

Thomas Fairfield, our Chief Financial Officer, Chief Operating Officer and Secretary, has been providing strategic business consulting services through Cambio Group LLC (“Cambio”) that he founded and has owned since July 2018 and Deucalion Partners, LLC, a recently formed advisory services company for which Mr. Fairfield serves as Chief Operating Officer. In connection with recent Cambio engagements, Mr. Fairfield served as Chief Restructuring Officer of Rhino Resource Partners LP (“Rhino”), an energy company, from May 2020 through the effective date of the plan of liquidation in Rhino’s Chapter 11 bankruptcy in February 2021 and as President and Chief Executive Officer and a member of the board of managers of Journey Group Acquisition Co., LLC, a death care services company, from October 2018 to December 2023. Mr. Fairfield served as a member of the board of managers of Casablanca Holdings GP LLC, a holding company for Apple Leisure Group, a hospitality and travel services company, from May 2020 to December 2020 and has been a member of the board of managers of Family Services Holdings, LLC, a death care services company, since June 2021. Prior to starting Cambio, Mr. Fairfield served as chief operating officer of WMIH Corp. from May 2015 to July 2018 and as a director from May 2015 to June 2017. WMIH Corp., which is now known as Mr. Cooper Group Inc. (NASDAQ: COOP), focused on identifying and consummating an accretive acquisition transaction across a broad array of industries, with a primary focus on the financial institutions sector. During his tenure at WMIH Corp., Mr. Fairfield was involved in leading the company’s efforts to acquire Nationstar Mortgage Holdings Inc. which provides quality servicing, origination and transaction-based services related principally to single-family residences throughout the United States. Prior to joining WMIH Corp., from March 2006 to May 2015, Mr. Fairfield held various officer positions with Capmark Financial Group Inc. (“Capmark”), a commercial real estate finance and services company. While at Capmark, he held the positions of chief operating officer, general counsel, secretary, and, most recently, served as executive vice president from November 2014 to May 2015. In addition, Mr. Fairfield served as a director of Capmark from September 2011 to June 2017. He also served as a director of various privately-owned subsidiaries of Capmark from September 2011 to February 2020. During his tenure at Capmark, the company filed for Chapter 11 bankruptcy in October 2009 and emerged in September 2011. In addition to taking a leading role in guiding Capmark out of bankruptcy, Mr. Fairfield assisted in Capmark’s acquisition of Bluestem Brands, Inc. (“Bluestem”), a company operating multiple direct to consumer multi-channel retail brands offering a broad selection of merchandise and credit options to consumers, after which the company was renamed. From January 2020 to August 2020, he returned to serve on the board of Bluestem, which filed for Chapter 11 bankruptcy in March 2020. Prior to 2006, Mr. Fairfield practiced law for more than twenty years at several prominent international law firms, where his practice focused on general corporate and securities law, mergers and acquisitions, corporate finance, and financial services. He also served as a director and a member of the audit committee of Courtagen Life Sciences Inc., a privately-held company focused on genetic testing from April 2015 to July 2017 and The Cash Store Financial Services Inc., a retail loan products and services provider, from August 2013 to April 2014. Mr. Fairfield has a Juris Doctorate degree from Georgetown University Law Center and a B.S.F.S. from Georgetown University. He is admitted to the bar of the states of Connecticut, Pennsylvania, New York, and the District of Columbia, and is a member of the American Bar Association.

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

Anna Yukiko Bickenbach has served as our Director since inception. Ms. Bickenbach has a wide network within the German tech and FinTech community which will bring in deal flow opportunities through the main German tech hubs as well as directly from her network of German and international tech entrepreneurs and investors. Ms. Bickenbach served as Field Marketing Manager at Planet Labs Inc., a satellite data and insight provider with the world’s largest fleet of earth image satellites (currently merging with NYSE:DMYQ) from September 2021 and currently serves as Regional & Partner Marketing Manager. She has previously been serving as the event and program manager for the “Worldchangers in Tech” and “Proptech Innovation Summit” at the GERMANTECH Foundation from October 2019 to September 2021. From February 2012 to August 2019, she worked as an impact manager for Mobile Economy GmbH, one of Europe’s leading green innovation network for investors, entrepreneurs and large corporations. From May 2018 to May 2019 she was also the marketing project manager for Avesu GmbH, a producer of vegan shoes where she has coordinated their European market strategy as well as facilitate partnership networks, including partners such as Peta, BKK-BVita, Provita. She was also country manager for fast growing foodtech start-up ResQ Club Oy during their German market introduction from July 2016 to January 2017. In 2013 she co-founded Ecotastic GmbH and was its chief sales and brand officer until February 2016, the company behind the eco loyalty reward Ecotastic mobile app. Between 2009 to 2011, she worked for the assisting chair of the agricultural economics faculty and the assisting chair in economics of horticultural production at Humboldt Univerität. From 2009 to 2010, she acted as an editor for Öko-Institute e.V, Institute for Applied Ecology with publications in 2010 in the areas of impact evaluation and climate change at Copenhagen Talks 2010. She earned a double bachelor’s degree in political science and in international studies with a minor in German from the University of Washington, Seattle, in 2008. She also has a master’s degree in Integrated Natural Resource Management from the Humboldt Univerität in Berlin in 2011. Ms. Bickenbach is well qualified to serve as a director due to her entrepreneurship and extensive experience in a wide range of European tech sectors.

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

Fredrik Elmberg has served as one of our directors since February 2022. Since 2009 he owns and operates, Lejonet Invest GMBH, his own German based Investment company with investments in food&beverage, Sport-Tech, consumer goods and entertainment. Mr. Elmberg co-founded Boda Borg Germany in 2022 and has been serving as its CEO until March 2024. From September 2016 to 2022, he served as a board member in Snow making equipment manufacturer SnowHow GMBH. From December 2014 until its sale in September 2019, he was chairman of the board in consumer loyalty program provider Ventum GMBH. From January 2014, he has been board member of European Convenience food GMBH providing deep frozen snacks. From August 2013 until its sale in May 2015 he was chairman of the board of water purification company, Aquavital GMBH. From April 2015 to 2017 he has been board member in CoXa Carry, a sports utility company. From July 2009 he has been Chairman of Boda Borg Europe AB and board member of Boda Borg Corp., and since Nov 2018 board member of Boda Borg Zürich AG. Boda Borg is an international group of owned and franchise based experience centers. From March 2008 he has been chairman of the board Ängeln premium Products GMBH, a frozen delicacy provider on the German market, until the company was sold in Feb 2022. All the companies above are portfolio holdings of his own investment company Lejonet Invest GMBH. From 2010 to its sale in 2013 he was board member in leading German roller shutter and doors manufacturer Alukon GMBH. From 2010 to its sale to Sulzer AG in 2012, he was board member of Geka Brush GMBH, a cosmetic brush manufacturer, and from 2007 to its sale to in 2010 he was board member in Lysell GMBH & Co, KG, a German chilled food producer. From 2003 to 2007 he was CEO and co-owner of home automation company Rademacher Geräte which was successfully divested to Nord Holding Group. From 2001 to 2003 he acted as Senior partner for private Equity fund Arcadia. From 1997 to 2001 he was CEO of Swiss Chocolate maker Lindt & Sprüngli (SWX:LISN) in Austria and part of Eastern Europe. From 1994 to 1997 he was CEO for Mövenpick Global Branded Consumer Goods. Mr. Elmberg received a diploma in International Business Administration from Lund University in 1985 and was awarded a MBA with three major scholarships from Harvard Business School in June 1987. Mr. Elmberg is well qualified to serve as a director due to his extensive experience from company management as well as his experience from investments and acquisitions.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month for administrative support services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that, prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 29, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,276,272 shares of our common stock, consisting of (i) 4,526,272 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of February 29, 2024. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Water by Nordic AB (2)	470,000	10.4%	2,273,743	39.5%	26.7%
byNordic Holdings LLC	275,000	6.1%	1,267,912	22.1%	15.0%
byNordic Holdings II LLC	195,000	4.3%	899,065	15.6%	10.6%
Jonas Olsson (3)	-	-	-	-	-
Michael Hermansson (3)	-	-	-	-	-
Christian Merheim (3)	-	-	-	-	-
Mats Karlsson (3)	-	-	-	-	-
Alexander “Bigge” Lidgren (3)	-	-	-	-	-
Anders Norlin (3)	-	-	-	-	-
Fredrik Elmberg (3)	-	-	-	-	-
Anna Yukiko Bickenbach (3)	-	-	-	-	-
Thomas Fairfield	-	-	66,729	1.2%	0.7%
Steven Wasserman	-	-	133,460	2.3%	1.3%
All executive officers and directors as a group (10 individuals)	-	-	200,189	3.5%	2.0%
Other 5% Stockholders
Periscope Capital Inc. (4)	300,000	6.6%	-	-	2.9%
Rivernorth Capital Management, LLC (5)	742,500	16.39%	-	-	7.2%
Mizuho Financial Group, Inc. (6)	316,000	6.98%	-	-	3.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pir 29, Einar Hansens Esplanad 29, 211 13 Malmö, Sweden.

(2)	Includes shares for which our sponsor is the record holder together with shares held of record by byNordic Holdings, which our sponsor may be deemed to beneficially own as the sole member of byNordic Manager LLC, the manager of byNordic Holdings together with shares held of record by byNordic Holdings II, which our sponsor may be deemed to beneficially own as the sole member of byNordic Manager LLC, the manager of byNordic Holdings II. Each of Jonas Olsson, Michael Hermansson, Mats Karlsson and Joachim Cato are the managing members of our sponsor, and as such, each have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed on February 9, 2024, Periscope Capital Inc., which is the beneficial owner of 133,200 shares of Common Stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 166,800 shares of Class A common stock. The business address for the reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(5)	According to a Schedule 13G filed on February 14, 2024, RiverNorth Capital Management, LLC is the beneficial owner of 742,500 shares of Class A common stock. The business address for the reporting person is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.

(6)	According to a Schedule 13G filed on February 13, 2024, Mizuho Financial Group, Inc. is the beneficial owner of 316,000 shares of Class A common stock. The business address for the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2020, our sponsor paid an aggregate of $25,000, or approximately $0.009 per share, to cover certain of our offering costs in consideration of 2,875,000 founder shares. In February 2021, we effected a stock dividend of 0.5 shares for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 4,312,500 founder shares (up to an aggregate of 562,500 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On November 17, 2021, we effected a stock dividend of 1/3 of a share for each share of Class B common stock outstanding, resulting in our sponsor, byNordic Holdings and certain of our executive officers and directors holding an aggregate of 5,750,000 Founder Shares. Simultaneously with the closing of our initial public offering, byNordic Holdings forfeited 899,065 founder shares, and byNordic Holdings II purchased 899,065 founder shares from us, at a purchase price of approximately $0.0043 per share. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 25% of the outstanding shares after our initial public offering (including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the private shares, any shares of Class A common stock issued to our sponsor or its affiliates upon the conversion of working capital loans, any securities issued or issuable to any seller in an initial business combination and any shares issuable upon exercise of the warrants (referred to herein as the excluded shares)). As such, our initial stockholders collectively owned 25% of our issued and outstanding shares after our initial public offering through ownership of the founder shares (assuming they did not purchase any units in our initial public offering and including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the excluded shares). Up to 750,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised so that our initial stockholders will maintain ownership of 25% of our common stock (including in such calculation any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the excluded shares). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Our initial stockholders collectively own approximately 23.3% of our common stock after giving effect to our initial public offering on February 11, 2022 and the exercise of the underwriters’ over-allotment option in full on February 18, 2022, in each case through ownership of the founder shares and private shares (assuming they did not purchase any units in our initial public offering and including in such calculation the private shares and any forward purchase shares issued pursuant to the forward purchase agreement but excluding from such calculation the excluded shares other than the private shares). As a result of the full exercise of the underwriters’ over-allotment option, none of the 5,750,000 outstanding founder shares are subject to forfeiture.

The anchor investors (none of which are affiliated with any member of our management team, our sponsor or any other anchor investor) purchased approximately $146.4 million of the units which was approximately 84.9% of the units in our initial public offering at the public offering price after giving effect to the exercise by the underwriters in full of the over-allotment option. Further, the anchor investors entered into a separate letter agreement with us and our sponsor and byNordic Holdings pursuant to which, the anchor investors purchased, simultaneously with the completion of our initial public offering on February 11, 2022, an aggregate of 1,109,091 founder shares held by our sponsor and byNordic Holdings on a pro rata basis according to the number of founder shares held by each of our sponsor (after deducting certain shares held for the benefit of officers and directors) and byNordic Holdings (or, in the alternative, our sponsor and byNordic Holdings forfeited the relevant number of founder shares to us in order for us to issue the same number of founder shares to the anchor investor). The negotiations between us, our sponsor and byNordic Holdings and each anchor investor were separate and there are no arrangements or understandings among the anchor investors with regard to voting, including voting with respect to our initial business combination other than with respect to the voting of their founder shares as described below.

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

At a special meeting on August 10, 2023, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation (i) to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with a Business Combination, and (ii) to extend the Combination Period from August 11, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company by resolution of the board without another stockholder vote, to elect to extend the Combination Period by one additional month, for a total of six additional months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the amendments to the Amended and Restated Certificate of Incorporation, the Company notified stockholders that the Company’s sponsor funded a deposit of $625,000 into the Trust Account and that the Company will only exercise any monthly extension after February 12, 2024 if the sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of $105,000 or $0.04 per outstanding Public Share with respect to each such extension. The Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the sponsor’s funding of the $625,000 extension deposit (the “Additional Extension Loan”). On August 10, 2023 the Company issued a convertible promissory note in the principal amount of $710,000 to the sponsor to provide the Company with additional working capital, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”).

Additionally, on December 15, 2023, the Company issued a promissory note in the principal amount of $1,700,000 (the “December Note”) to DDM Debt AB (the “Lender”), an affiliate of the sponsor. The proceeds of the Note will be used to provide the Company with general working capital. In February 2024 the Company’s board of directors elected to exercise a one-month extension of the Combination Period to March 12, 2024 and $105,000 was deposited in the Trust Account in connection with such extension. In March 2024 the Company’s board of directors elected to exercise a second one-month extension of the Combination Period to April 12, 2024 and $105,000 was deposited in the Trust Account in connection with such extension.

If the Company completes a business combination, the Company would expect to repay the Additional Extension Loan, the Additional Working Capital Loan and the December Note from funds that are released to the Company from the Trust Account, or at the option of the sponsor, convert all or a portion of the Additional Extension Loan and the Additional Working Capital Loan and up to $1,500,000 of the Initial Working Capital Loan into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described above. If the Company does not complete a business combination, the Company will repay these sponsor loans only from funds held outside of the Trust Account.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements totaled approximately $136,475 and $102,000 for the year ended December 31, 2023 and 2022, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023 and 2022, we did not incur any audit-related fees payable to Marcum.

Tax Fees. We paid Marcum $13,854 and $9,909, for tax services, planning or advice for the year ended December 31, 2023 and 2022, respectively.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2023 and 2022.

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

BYNORDIC ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
byNordic Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of byNordic Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before August 12, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 12, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond that date and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

April 2, 2024

BYNORDIC ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$2,306,735	$936,061
Prepaid expenses and other current assets	34,818	219,924
Total current assets	2,341,553	1,155,985
Marketable securities held in Trust Account	39,516,637	178,686,634
Total assets	$41,858,190	$179,842,619

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$72,319	$214,614
Accrued offering costs	—	25,353
Excise tax payable	1,455,846	—
Taxes payable	46,789	600,538
Deferred tax liability	36,946	127,030
Promissory note – related party	4,935,000	—
Due to related party	117,500	47,500
Total current liabilities	6,664,400	1,015,035
Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	12,876,900	7,227,535

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 3,586,272 and 17,250,000 shares at redemption value of $10.99 and $10.32 per share as of December 31, 2023 and 2022, respectively	39,424,354	177,952,353

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 3,586,272 and 17,250,000 shares subject to possible redemption)	94	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding as of December 31, 2023 and 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,443,733)	(5,337,938)
Total stockholders’ deficit	(10,443,064)	(5,337,269)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$41,858,190	$179,842,619

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
General and administrative support fees	$120,000	$107,500
Franchise taxes	186,188	198,531
Insurance	210,624	317,646
Listing and filing fees	103,357	136,159
Other operating costs	873,898	348,053
Total loss from operations	(1,494,067)	(1,107,889)

Other income:
Refund of income tax penalty	—	52,170
Interest earned on investments held in Trust Account and cash	6,153,996	2,749,881

Income before provision for income taxes	4,659,929	1,694,162
Provision for income taxes	(1,253,240)	(533,345)
Net income	$3,406,689	$1,160,817

Basic and diluted weighted average shares outstanding, Class A common stock	13,023,988	16,101,863
Basic and diluted net income per share, Class A common stock	$0.18	$0.05
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,651,370
Basic and diluted net income per share, Class B common stock	$0.18	$0.05

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	—	5,750,000	575	24,425	(67,960)	(42,960)
Proceeds allocated to public warrants	—	—	—	—	3,450,000	—	3,450,000
Sale of private placement shares	940,000	94	—	—	9,399,906	—	9,400,000
Excess of fair value of anchor investor	—	—	—	—	—	6,317,382	6,317,382
Sale of Class B founder shares	—	—	—	—	3,866	—	3,866
Offering costs allocated to public warrants and private placement shares	—	—	—	—	(380,438)	—	(380,438)
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	—	—	(12,497,759)	(10,745,824)	(23,243,583)
Reclassification adjustment	—	—	—	—	—	(2,002,353)	(2,002,353)
Net income	—	—	—	—	—	1,160,817	1,160,817
Balance – December 31, 2022	940,000	94	5,750,000	575	—	(5,337,938)	(5,337,269)
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	—	—	—	(7,056,638)	(7,056,638)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(1,455,846)	(1,455,846)
Net income	—	—	—	—	—	3,406,689	3,406,689
Balance – December 31, 2023	940,000	$94	5,750,000	$575	$—	$(10,443,733)	$(10,443,064)

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,406,689	$1,160,817
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized loss (gain) on marketable securities held in Trust Account	428,980	(604,902)
Interest earned on cash and marketable securities held in Trust Account	(6,573,440)	(2,141,392)
Deferred taxes	(90,084)	127,030
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	185,106	(219,924)
Accrued expenses and other current liabilities	(167,648)	208,967
Taxes payable	(553,749)	595,465
Due to related party	70,000	37,427
Net cash used in operating activities	(3,294,146)	(836,512)

Cash Flows from Investing Activities:
Withdrawal from Trust Account	2,079,820	9,660
Cash withdrawn from Trust Account in connection with redemptions	145,584,637	—
Investment of cash in Trust Account	(2,350,000)	(175,950,000)
Net cash provided by (used in) investing activities	145,314,457	(175,940,340)

Cash Flows from Financing Activities:
Redemption of Common Stock	(145,584,637)	—
Proceeds from initial public offering, net of cost	—	169,050,000
Proceeds from private placement	—	9,400,000
Proceeds from sale of common stock to initial stockholders	—	3,866
Proceeds from promissory note – related party	4,935,000	—
Payment of promissory note to related party	—	(443,094)
Payment of offering costs	—	(298,490)
Net cash (used in) provided by financing activities	(140,649,637)	177,712,282

Net Change in Cash	1,370,674	935,430
Cash – Beginning of year	936,061	631
Cash – End of year	$2,306,735	$936,061

Non-Cash investing and financing activities:
Deferred underwriting commission	$—	$6,037,500
Remeasurement of Class A common stock subject to redemption	$7,056,638	$25,245,936
Other offering costs in temporary equity	$—	$538,701
Deferred offering costs charged to Additional paid-in capital	$—	$744,139
Deferred legal fee	$—	$175,000
Excess fair value of anchor investor	$—	$6,317,382
Payment of federal income taxes	$1,724,500	$—
Excise tax payable	$1,455,846	$—

The accompanying notes are an integral part of the financial statements

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through December 31, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.30 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company had 15 months from the closing of the IPO to complete a Business Combination as such deadline may be extended for an additional three month period for a total of up to 18 months to complete a Business Combination if the Company’s Sponsor or any of its affiliates or designees, upon five business days’ advance notice prior to the date of the deadline for completing the Company’s business combination, paid an additional $0.10 per public share into the Trust Account in respect of such extension period on or prior to the date of the deadline (in connection with which the Company’s stockholders had no right to redeem their public shares), or by such other further extended deadline that the Company may have to consummate a Business Combination beyond 18 months as a result of a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (in connection with which the Company’s stockholders will have a right to redeem their public shares) (the “Combination Period”). On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a business combination from May 11, 2023 to August 11, 2023 (the “Initial Extension”) and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the Initial Extension. On May 9, 2023, the Company issued a convertible promissory note to the Sponsor for $1,725,000 in connection with the Sponsor’s funding of the Initial Extension (the “Initial Extension Loan”), and on May 12, 2023, the Company issued a convertible promissory note to the Sponsor for $775,000 in connection with the Sponsor’s funding of the Company’s working capital needs (the “Initial Working Capital Loan”). If the Company completes a Business Combination, the Company would expect to repay the Initial Extension Loan and the Initial Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Initial Extension Loan and the Initial Working Capital Loan into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Initial Extension Loan and the Initial Working Capital Loan only from funds held outside of the Trust Account.

At a special meeting of the Company on August 10, 2023, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation (i) to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with a business combination, and (ii) to extend the Combination Period from August 11, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company by resolution of the board without another stockholder vote, to elect to extend the Combination Period by one additional month, for a total of six additional months, until August 12, 2024, unless the closing of a business combination shall have occurred prior thereto. In connection with the amendments to the Amended and Restated Certificate of Incorporation, the Company notified stockholders that the Company’s sponsor funded a deposit of $625,000 into the Trust Account and that the Company will only exercise any monthly extension after February 12, 2024 if the Sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of $105,000 or $0.04 per outstanding Public Share with respect to each such extension. The Company issued to the sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the $625,000 extension deposit (the “Additional Extension Loan”). On August 10, 2023 the Company issued a convertible promissory note in the principal amount of $710,000 to the Sponsor to provide the Company with additional working capital, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). Additionally, on December 15, 2023, the Company issued a promissory note in the principal amount of $1,700,000 (the “December Note”) to DDM Debt AB (the “Lender”), an affiliate of the sponsor. The proceeds of the Note will be used to provide the Company with general working capital. In February 2024 and in March 2024, the Company’s board of directors elected to exercise a one-month extension of the Combination Period to March 12, 2024 and April 12, 2024, respectively. For each of February and March 2024, $105,000 was deposited in the Trust Account in connection with such extensions.

If the Company completes a Business Combination, the Company would expect to repay the Additional Extension Loan, the Additional Working Capital Loan and the December Note from funds that are released to the Company from the Trust Account, or at the option of the Sponsor, convert all or a portion of the Additional Extension Loan and the Additional Working Capital Loan and up to $1,500,000 of the Initial Working Capital Loan into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described above. If the Company does not complete a Business Combination, the Company will repay these Sponsor loans only from funds held outside of the Trust Account.

In connection with the amendments to the Company’s Amended and Restated Certificate of Incorporation, 13,663,728 of the Public Shares were redeemed at a redemption price of approximately $10.655 per share, or $145,585,000 in the aggregate, and approximately $38,211,000 remained in the Trust Account following such redemptions.

Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of $1,455,846 on the balance sheet as of the redemption date. The liability will not impact the statements of operations and will offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the redemption price per Unit ($10.30) (after giving effect to the exercise of the Company’s right to make an additional deposit to the Trust Account in order to extend the initial deadline for the consummation of the Company’s Business Combination by an additional three months from May 11, 2023 to August 11, 2023).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share following the exercise of the Company’s Initial Extension) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share, due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax.

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

Whether and to what extent the Company would be subject to the Excise Tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Business Combination, (iii) the structure of a Business Combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), (v) whether we consummate a Business Combination, and (vi) the content of regulations and other guidance issued by the Treasury. It is possible that the Company will be subject to the Excise Tax with respect to any subsequent redemptions, including redemptions in connection with the Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in complete liquidation of the Company). As mentioned, the Excise Tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the Excise Tax (including as a result of public stockholders electing to exercise their redemption rights in connection with an Business Combination) could, however, reduce the amount of cash available to the Company to pay redemptions (or the cash contribution to the target business in connection with our Business Combination, which could hinder the Company’s ability to complete a Business Combination or cause the other stockholders of the combined company to economically bear the impact of such Excise Tax).

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had cash of $2,306,735 not held in the Trust Account and a working capital deficit of $4,322,847. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023, to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a Business Combination was extended, (ii) the Sponsor deposited an aggregate of $625,000 into the Trust Account, and (iii) the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the Sponsor in the amount of $710,000 in connection with the Sponsor’s funding of the Company’s working capital needs (the “Additional Working Capital Loan”), of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings. Additionally, on December 15, 2023, the Company issued a promissory note (the “December Note”) in the principal amount of $1,700,000 to DDM Debt AB (the “Lender”), an affiliate of the Sponsor. The proceeds of the Note will be used to provide the Company with general working capital. The amendments to the Amended and Restated Certificate of Incorporation extend the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allow the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto, provided that the Company’s Sponsor deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension.

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan, the Additional Working Capital Loan and the December Note from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans and the Additional Working Capital Loan and up to $1,500,000 of the Initial Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan, the Additional Working Capital Loan and the December Note only from funds held outside of the Trust Account (see Note 8). Following receipt of the (i) Initial Working Capital Loan from the Sponsor in the amount of $775,000 on May 12, 2023, (ii) the Additional Working Capital Loan from the Sponsor in the amount of $710,000 on August 10, 2023, of which of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings, and (iii) the December Note in the amount of $1,700,000, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through the extension period ending on April 12, 2024 (the current expiration date of the Combination Period), and that it will be able to borrow sufficient funds from the Sponsor or Sponsor’s affiliates to meet its needs for cash through August 12, 2024 in the event the Company elects to extend the Combination Period to that date. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, if the Combination Period is extended beyond August 12, 2024, the Company may need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a Business Combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 12, 2024 or upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until April 12, 2024 (or August 12, 2024 if it elects to extend the business combination period to that date and makes required deposits to the Trust Account) or the end of any further extension period to consummate a business combination beyond August 12, 2024 pursuant to an amendment of its Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a business combination by August 12, 2024 or such later date to which the business combination period may be extended. If a business combination is not consummated by April 12, 2024 (or August 12, 2024 if the Company elects to extend the business combination period and makes required deposits to the Trust Account) or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the business combination period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination by the end of the business combination period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 12, 2024 or at the end of any further extension period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Marketable Securities Held in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022. The Company held $2,306,735 and $936,061 in cash as December 31, 2023 and 2022, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants to be issued in the IPO meet the requirements for equity classification. The Company granted the underwriters a 45-day option from February 8, 2022 to purchase up to 2,250,000 additional Units to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. This over-allotment option meets the requirements as a derivative instrument. On February 18, 2022, the underwriters fully exercised their over-allotment option resulting in the de-recognition of the over-allotment option on the balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A common stock in the aggregate. At December 31, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$2,363,306	$1,043,383	$859,243	$301,574

Denominator:
Basic and diluted weighted average shares outstanding	13,023,988	5,750,000	16,101,863	5,651,370
Basic and diluted net income per common share	$0.18	$0.18	$0.05	$0.05

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the year ended December 31, 2023, the Company recorded an increase in the redemption value of $7,056,638 as a result of earnings on the Trust Account that exceed amounts payable for taxes and additional funding. During the year ended December 31, 2023, $2,079,820 was withdrawn by the Company from the Trust Account to pay its tax obligations.

As of December 31, 2023 and 2022, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption

	Shares	Amount
Allocated proceeds upon IPO	17,250,000	$172,500,000
Proceeds allocated to Public Warrants	—	(3,450,000)
Less:
Common stock issuance costs	—	(16,343,583)
Add:
Remeasurement adjustment on redeemable common stock	—	25,245,936
December 31, 2022	17,250,000	177,952,353
Less:
Redemptions	(13,663,728)	(145,584,637)
Add:
Remeasurement adjustment on redeemable common stock	—	7,056,638
December 31, 2023	3,586,272	$39,424,354

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Warrants

As of December 31, 2023, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 4. PRIVATE PLACEMENT

As of December 31, 2023 the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

Additionally, on December 15, 2023, the Company issued the December Note in the principal amount of $1,700,000 to DDM Debt AB (the “Lender”), an affiliate of the Company’s sponsor. The proceeds of the December Note will be used to provide the Company with general working capital.

The December Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the December Note may be accelerated. If the Company does not consummate an initial Business Combination, the December Note will be repaid solely to the extent the Company has funds available outside its Trust Account.

As of December 31, 2023, the Company had a $4,935,000 aggregate outstanding balance under Initial Extension Loan, the Initial Working Capital Loan, August Notes and December Note.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023 and 2022, the Company incurred $120,000 and $107,500, respectively, of which $117,500 and $47,500, respectively, is recorded as due to the Sponsor in the balance sheets.

Due to related party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At December 31, 2023 and 2022, excluding the promissory notes to the Sponsor or its affiliates that were outstanding at December 31, 2023 and 2022, the Company owed related parties $117,500 and $47,500, respectively, including administrative support fees owed to the Sponsor.

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

In 2023, the Company entered into multiple loans with the Sponsor or its affiliates. At December 31, 2023, there was $3,235,000 related to these loans outstanding, all of which may be convertible into Private Shares at a price of $10.00 per Private Share. The Private Shares will be identical to the Private Shares described herein. Additionally, the Company had $1,700,000 outstanding to an affiliate of the Sponsor that may not be converted into Private Shares. At December 31, 2022, no such loans to the Sponsor or other affiliates were outstanding.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2023, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 3,586,272 shares subject to possible redemption). At December 31, 2022, there were 940,000 shares of Class A common stock issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. On February 22, 2021, the Company effected a stock dividend of 0.5 shares for each Founder Share outstanding. On November 17, 2021, the Company effected a stock dividend of 1/3 of a share for each Founder Share outstanding, resulting in the Sponsor, byNordic Holdings and certain of the Company’s executive officers and directors holding an aggregate of 5,750,000 Founder Shares. At December 31, 2023 and 2022, there were 5,750,000 Founder Shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividends (see Note 5). As of February 18, 2022, the over-allotment option was fully exercised and none of the Founder Shares were subject to forfeiture.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liability)
Organizational costs/Startup expenses	$455,524	$180,870
Unrealized gain – Trust Account	(36,946)	(127,030)
Federal net operating loss	—	—
Total deferred tax assets (liability)	418,578	53,840
Valuation Allowance	(455,524)	(180,870)
Deferred tax assets (liability), net of allowance	$(36,946)	$(127,030)

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$1,343,324	$406,315
Deferred	(364,739)	(50,540)
State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	274,655	177,570
Income tax provision	$1,253,240	$533,345

As of December 31, 2023 and 2022, the Company had no U.S. federal or state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $274,655 and $177,570, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	0.0%	0.0%
Other	0.0%	0.0%
Change in valuation allowance	5.9%	10.5%
Income tax provision	26.9%	31.5%

Our effective tax rates were 26.9% and 31.5% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets. The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the financial statements.

In February 2024 and in March 2024, the Company’s board of directors elected to exercise a one-month extension of the Combination Period to March 12, 2024 and April 12, 2024, respectively, and $105,000 was deposited in the Trust Account in connection with each such extension.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Redemption Limit Extension Amendment to Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)
3.2	Extension Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)
4.1	Description of Registered Securities.*
10.1	Promissory Note, dated May 9, 2023. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 12, 2023)
10.2	Promissory Note, dated May 12, 2023. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 12, 2023)
10.3	Promissory Note, dated August 10, 2023. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)
10.4	Promissory Note, dated August 10, 2023. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 10, 2023)
10.5	Promissory Note, dated December 15, 2023. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 15, 2023)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	byNordic Acquisition Corporation Clawback Policy*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2024	BYNORDIC ACQUISITION CORPORATION

	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonas Olsson	Chairman of the Board	April 2, 2024
Jonas Olsson

/s/ Michael Hermansson	Chief Executive Officer	April 2, 2024
Michael Hermansson	(Principal Executive Officer)

/s/ Thomas Fairfield	Chief Financial Officer and Chief Operating Officer	April 2, 2024
Thomas Fairfield	(Principal Financial and Accounting Officer)

/s/ Anna Yukiko Bickenbach	Director	April 2, 2024
Anna Yukiko Bickenbach

/s/ Anders Norlin	Director	April 2, 2024
Anders Norlin

/s/ Fredrik Elmberg	Director	April 2, 2024
Fredrik Elmberg

/s/ Steven Wasserman	Director	April 2, 2024
Steven Wasserman