Form 10-Q
period 2024-03-31
byNordic Acquisition Corp
filed 2024-05-20
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 20, 2024, there were 4,526,272 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$1,880,939	$2,306,735
Prepaid expenses and other current assets	55,666	34,818
Total current assets	1,936,605	2,341,553
Marketable securities held in Trust Account	40,222,342	39,516,637
Total assets	$42,158,947	$41,858,190

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$133,587	$72,319
Excise tax payable	1,455,846	1,455,846
Franchise tax payable	45,400	21,650
Income taxes payable	163,091	25,139
Deferred tax liability	—	36,946
Promissory note – related party	4,935,000	4,935,000
Due to related party	137,500	117,500
Total current liabilities	6,870,424	6,664,400
Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	13,082,924	12,876,900

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 3,586,272 shares at redemption value of $11.16 and $10.99 per share as of March 31, 2024 and December 31, 2023, respectively	40,005,113	39,424,354

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 issued and outstanding as of March 31, 2024 and December 31, 2023 (excluding 3,586,272 shares subject to possible redemption)	94	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding as of March 31, 2024 and December 31, 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,929,759)	(10,443,733)
Total stockholders’ deficit	(10,929,090)	(10,443,064)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$42,158,947	$41,858,190

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
General and administrative support fees	$30,000	$30,000
Franchise taxes	45,600	54,158
Insurance	44,748	87,964
Listing and filing fees	58,233	52,386
Other operating costs	152,260	290,734
Total loss from operations	(330,841)	(515,242)

Other income:
Interest earned on investments held in Trust Account and cash	526,580	1,962,523

Income before provision for income taxes	195,739	1,447,281
Provision for income taxes	(101,006)	(400,756)
Net income	$94,733	$1,046,525

Basic and diluted weighted average shares outstanding, Class A common stock	4,526,272	18,190,000
Basic and diluted net income per share, Class A common stock	$0.01	$0.04
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.01	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	940,000	$94	5,750,000	$575	$—	$(10,443,733)	$(10,443,064)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(580,759)	(580,759)
Net income	—	—	—	—	—	94,733	94,733
Balance – March 31, 2024	940,000	$94	5,750,000	$575	$—	$(10,929,759)	$(10,929,090)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	940,000	$94	5,750,000	$575	$—	$(5,337,938)	$(5,337,269)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(1,507,738)	(1,507,738)
Net income	—	—	—	—	—	1,046,525	1,046,525
Balance – March 31, 2023	940,000	$94	5,750,000	$575	$—	$(5,799,151)	$(5,798,482)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$94,733	$1,046,525
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(1,190)	(92,420)
Interest earned on cash and marketable securities held in Trust Account	(516,175)	(1,868,636)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20,848)	63,924
Accrued expenses and other current liabilities	61,268	2,857
Deferred taxes payable	(36,946)	(127,030)
Taxes payable	161,702	383,563
Due to related party	20,000	30,000
Net cash used in operating activities	(237,456)	(561,217)

Cash Flows from Investing Activities:
Withdrawal from trust account	21,660	195,260
Investment of cash in Trust Account	(210,000)	—
Net cash (used in) provided by investing activities	(188,340)	195,260

Net Change in Cash	(425,796)	(365,957)
Cash – Beginning of period	2,306,735	936,061
Cash – End of period	$1,880,939	$570,104

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$580,759	$1,507,738

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through March 31, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be $10.30 per Public Share, plus a pro rata share of any additional deposits made to the Trust Account in connection with extensions of the period of time the Company has to complete a Business Combination and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

At a special meeting on August 10, 2023, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation (i) to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with a Business Combination, and (ii) to extend the Combination Period from August 11, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company by resolution of the board without another stockholder vote, to elect to extend the Combination Period by one additional month, for a total of six additional months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the amendments to the Amended and Restated Certificate of Incorporation, the Company notified stockholders that the Company’s sponsor funded a deposit of $625,000 into the Trust Account and that the Company will only exercise any monthly extension after February 12, 2024 if the Sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of $105,000 or $0.04 per outstanding Public Share with respect to each such extension. The Company issued to the sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the $625,000 extension deposit (the “Additional Extension Loan”). On August 10, 2023 the Company issued a convertible promissory note in the principal amount of $710,000 to the Sponsor to provide the Company with additional working capital, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). Additionally, on December 15, 2023, the Company issued a promissory note in the principal amount of $1,700,000 (the “December Note”) to DDM Debt AB (the “Lender”), an affiliate of the sponsor. The proceeds of the borrowing under the Note will be used to provide the Company with general working capital. In each of February, March, April and May 2024, the Company’s board of directors elected to exercise a one-month extension of the Combination Period to March 12, 2024, April 12, 2024, May 12, 2024 and June 12, 2024, respectively. In connection with each such extension, $105,000 was deposited in the Trust Account.

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

In connection with the August 2023 amendments to the Company’s Amended and Restated Certificate of Incorporation, 13,663,728 of the Public Shares were redeemed at a redemption price of approximately $10.655 per share, or $145,585,000 in the aggregate, and approximately $38,211,000 remained in the Trust Account following such redemptions.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the redemption price per Public Share ($10.30) (following the Company’s Initial Extension).

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

MARCH 31, 2024

(Unaudited)

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

On February 24, 2022, the Russian Federation launched an invasion of Ukraine, and on October 7, 2023, Israel declared war against Hamas. These conflicts have continued to escalate without any resolution foreseeable in the near future with the short and long-term impact on financial and business conditions in Europe remaining highly uncertain. As a result of the invasion of Ukraine, the United States, the European Union, Canada and other countries have imposed sanctions against the Russian Federation contributing to higher inflation and disruptions to supply and distribution chains. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. Many multinational corporations have exceeded what is required by the newer and stricter sanctions in reducing or terminating their business ties to the Russian Federation. The Russian Federation could resort to cyberattacks and other action that impact businesses across Europe including those without any direct business ties to the Russian Federation. The continuing geopolitical uncertainty relating to the Israel-Hamas war, terrorist attacks or other hostile acts, civil unrest, including demonstrations and protests, regionally, in Europe or the United States, could cause further damage or disruption to international commerce and the global economy, and thus have a material adverse effect on the business, the cost and availability of capital and prospects of technology companies in northern Europe which are the focus of the Company’s search for a Business Combination. The number of attractive targets for the Company’s Business Combination could be reduced, the cost of a Business Combination may be increased, and the Company could experience a delay of, or inability to complete a Business Combination. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had cash of $1,880,939 not held in the Trust Account and a working capital deficit of $4,933,819. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023, to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a Business Combination was extended, (ii) the Sponsor deposited an aggregate of $625,000 into the Trust Account, and (iii) the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the Sponsor in the amount of $710,000 in connection with the Sponsor’s funding of the Company’s working capital needs (the “Additional Working Capital Loan”), of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings. Additionally, on December 15, 2023, the Company issued a promissory note (the “December Note”) in the principal amount of $1,700,000 to DDM Debt AB (the “Lender”), an affiliate of the Sponsor. The proceeds of the Note will be used to provide the Company with general working capital. The amendments to the Amended and Restated Certificate of Incorporation extend the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allow the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto, provided that the Company’s Sponsor deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension.

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan, the Additional Working Capital Loan and the December Note from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans and the Additional Working Capital Loan and up to $1,500,000 of the Initial Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan, the Additional Working Capital Loan and the December Note only from funds held outside of the Trust Account (see Note 5). Following receipt of the (i) Initial Working Capital Loan from the Sponsor in the amount of $775,000 on May 12, 2023, (ii) the Additional Working Capital Loan from the Sponsor in the amount of $710,000 on August 10, 2023, of which of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings, and (iii) the December Note in the amount of $1,700,000, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through the extension period ending on June 12, 2024 (the current expiration date of the Combination Period), and that it will be able to borrow sufficient funds from the Sponsor or Sponsor’s affiliates to meet its needs for cash through August 12, 2024 in the event the Company elects to extend the Combination Period to that date. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, if the Combination Period is extended beyond August 12, 2024, the Company may need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a Business Combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 12, 2024 or upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until June 12, 2024 (or August 12, 2024 if it elects to extend the Business Combination period to that date and makes required deposits to the Trust Account) or the end of any further extension period to consummate a Business Combination beyond August 12, 2024 pursuant to an amendment of its Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by August 12, 2024 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by April 12, 2024 (or August 12, 2024 if the Company elects to extend the Business Combination period and makes required deposits to the Trust Account) or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In each of February, March, April and May 2024, the Company’s board of directors elected to exercise a one-month extension of the Combination Period to March 12, 2024, April 12, 2024, May 12, 2024 and June 12,2024, respectively, and $105,000 was deposited in the Trust Account in connection with each such extension.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2024 or at the end of any further extension period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed April 2, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023. The Company held $1,880,939 and $2,306,735 in cash as of March 31, 2024 and December 31, 2023, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants to be issued in the IPO meet the requirements for equity classification.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were 51.6% and 27.7% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A common stock in the aggregate. At March 31, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$41,726	$53,007	$795,167	$251,358

Denominator:
Basic and diluted weighted average shares outstanding	4,526,272	5,750,000	18,190,000	5,750,000

Basic and diluted net income per common share	$0.01	$0.01	$0.04	$0.04

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. For the three months ended March 31, 2024, the Company recorded an increase in the redemption value of $580,759 as a result of earnings on the Trust Account that exceed amounts payable for taxes and additional funding. For the three months ended March 31, 2024, $21,660 was withdrawn by the Company from the Trust Account to pay its tax obligations.

As March 31, 2024 and December 31, 2023, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption

	Shares	Amount
December 31, 2022	17,250,000	177,952,353
Less:
Redemptions	(13,663,728)	(145,584,637)
Add:
Remeasurement adjustment on redeemable common stock	—	7,056,638
December 31, 2023	3,586,272	$39,424,354
Add:
Remeasurement adjustment on redeemable common stock	—	580,759
March 31, 2024	3,586,272	$40,005,113

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 has not had a material impact on the Company’s unaudited condensed financial statements and disclosures.

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

NOTE 3. WARRANTS

As of March 31, 2024 and December 31, 2023, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

As of March 31, 2024 the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

The Company accounts for its convertible promissory notes under ASC Topic 470 “Debt”. As such, the debt is reported at its carrying value. Additionally, the economic characteristics and risks of the conversion options embedded in the debt instruments are considered related to those of an equity instrument. As a result, the conversion option is not bifurcated from the convertible notes.

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

As of March 31, 2024, the Company had a $4,935,000 aggregate outstanding balance under Initial Extension Loan, the Initial Working Capital Loan, August Notes and December Note.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000, respectively, of which $137,500 and $77,500, respectively, is recorded as due to related party in the condensed balance sheets.

Due to Related Party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At March 31, 2024 and December 31, 2023, excluding the promissory notes to the Sponsor or its affiliates that were outstanding at March 31, 2024 and December 31, 2023, the Company owed related parties $137,500 and $117,500, respectively, including administrative support fees owed to the Sponsor.

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

In 2023, the Company entered into multiple loans with the Sponsor or its affiliates. At March 31, 2024 and December 31, 2023, there was $4,935,000 related to these loans outstanding, of which $3,235,000 may be convertible into Private Shares at a price of $10.00 per Private Share. The Private Shares will be identical to the Private Shares described herein. Additionally, at March 31, 2024 and December 31, 2023, the Company had $1,700,000 outstanding to an affiliate of the Sponsor that may not be converted into Private Shares.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 3,586,272 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 5,750,000 Founder Shares issued and outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the condensed financial statements.

Promissory Note

On April 10, 2024, the Company issued a promissory note (the “April Note”) in the principal amount of $300,000 to DDM Debt AB (the “Lender”), an affiliate of Water by Nordic AB, the Company’s sponsor. The proceeds of the April Note will be used to provide the Company with general working capital.

The April Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the April Note may be accelerated. If the Company does not consummate an initial Business Combination, the April Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s initial public offering.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On April 10, 2024, the Company received a letter (the “Letter”) from the staff at The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company no longer complies with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company is required to maintain at least 400 total holders (the “Total Holder Requirement”).

The Notice indicates that the Company has 45 calendar days (the “Deadline”), or until May 25, 2024, to submit a plan (the “Compliance Plan”) to regain compliance with the Rule. If Nasdaq accepts the Compliance Plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Compliance Plan, the Company may appeal the decision to a Nasdaq hearings panel. There can be no assurance that the Company will ultimately be able to regain or maintain compliance with the Rule.

Departure of Director

On April 30, 2024, Mats Karlsson resigned as Director of Acquisition of the Company in order to pursue other opportunities. Mr. Karlsson’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Trust Account Funding

In each of April 2024 and May 2024, the Company deposited $105,000 in the Trust Account with the Company’s board of directors’ election to exercise a one-month extension of the Combination Period to May 12, 2024 and June 12, 2024, respectively.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in the Company’s Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Promissory Note

On April 10, 2024, the Company issued a promissory note (the “April Note”) in the principal amount of $300,000 to DDM Debt AB (the “Lender”), an affiliate of Water by Nordic AB, the Company’s sponsor. The proceeds of the April Note will be used to provide the Company with general working capital.

The April Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the April Note may be accelerated. If the Company does not consummate an initial Business Combination, the April Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s initial public offering.

Departure of Director

On April 30, 2024, Mats Karlsson resigned as Director of Acquisition of the Company in order to pursue other opportunities. Mr. Karlsson’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Trust Account Funding

In each of April 2024 and May 2024, the Company deposited $105,000 in the Trust Account with the Company’s board of directors’ election to exercise a one-month extension of the Combination Period to May 12, 2024 and June 12, 2024, respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $94,733 which consisted of interest earned on investments held in trust account and cash of $526,580, partially offset by operating costs of $330,841 and federal income taxes of $101,006.

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

For the three months ended March 31, 2024, cash used in operating activities was $237,456. Net income of $94,733 was affected by interest earned on investments in the Trust Account of $516,175 and unrealized gain on investments in the Trust Account of $1,190. Changes in operating assets and liabilities used $185,176 of cash for operating activities.  Cash used in investing activities was $188,340 including $21,660 withdrawn from the Trust Account to pay taxes partially offset by $210,000 of deposits to the Trust Account.

For the three months ended March 31, 2023, cash used in operating activities was $561,217. Net income of $1,046,525 was affected by interest earned on investments in the Trust Account of $1,868,636 and unrealized gain on investments in the Trust Account of $92,420. Changes in operating assets and liabilities generated $353,314 of cash for operating activities. Cash provided by activities was $195,260 from funds withdrawn from the Trust Account to pay taxes.

As of March 31, 2024, we had marketable securities held in the Trust Account of $40,222,342 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2024, we have withdrawn $21,660 of interest earned on the Trust Account for the payment of franchise or income taxes.

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

As of March 31, 2024, the Company had cash of $1,880,939 not held in the Trust Account and available for working capital purposes. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a business combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a business combination was extended, (ii) the Company’s Sponsor funded a $625,000 deposit into the Trust Account, and (iii) the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the sponsor in the amount of $710,000 in connection with the Sponsor’s funding of the Company’s working capital needs, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). The amendments to the Amended and Restated Certificate of Incorporation extend the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allow the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a business combination shall have occurred prior thereto, provided that the Company’s Sponsor or its designee deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension.

Additionally, on December 15, 2023, the Company issued a promissory note in the principal amount of $1,700,000 to DDM Debt AB (the “December Note”), an affiliate of the sponsor. The proceeds of the Note will be used to provide the Company with general working capital. In February 2024 the Company’s board elected to exercise a one-month extension of the Combination Period in each of February, March, April and May 2024, the board elected to exercise a one-month extension of the Combination Period to March12, 2024, April 12, 2024, May 12, 2024 and June 12, 2024, respectively. In connection with each one-month extension, $105,000 was deposited in the Trust Account.

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan only from funds held outside of the Trust Account. Following receipt of (i) the Initial Working Capital Loan from the Sponsor in the amount of $775,000 on May 12, 2023, (ii) the Additional Working Capital Loan from the Sponsor in the amount of $710,000, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings, (iii) the $1,700,000 loan from the Lender on December 15, 2023, and (iv) the $300,000 loan from the Lender on April 10, 2024, the Company believes that the funds held outside the Trust Account will be sufficient to meet the expenditures required for operating its business through June 12, 2024 (the current expiration date of the business combination period), and that it will be able to borrow sufficient funds from the Sponsor or Sponsor’s affiliates to meet its needs for cash through August 12, 2024 in the event the Company elects to extend the business combination period to that date. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a business combination. Moreover, if the Combination Period is extended beyond August 12, 2024, the Company would need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a business combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a business combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond August 12, 2024 or upon consummation of a business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our business combination. If the Company is unable to complete the business combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until June 12, 2024 (or August 12, 2024 if it elects to extend the business combination period to that date and makes required deposits to the Trust Account) or the end of any further extension period to consummate a business combination beyond August 12, 2024 pursuant to an amendment of its Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a business combination by August 12, 2024 or such later date to which the business combination period may be extended. If a business combination is not consummated by June 12, 2024 (or August 12, 2024 if the Company elects to extend the business combination period and makes required deposits to the Trust Account) or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the business combination period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination by the end of the business combination period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2024 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates..

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2023 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There has been no unregistered sales of equity securities with respect to the period covered by this report.

For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

BYNORDIC ACQUISITION CORPORATION

Date: May 20, 2024	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)