Form 10-Q
period 2024-06-30
byNordic Acquisition Corp
filed 2024-08-19
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 19, 2024, there were 1,947,796 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$1,901,694	$2,306,735
Prepaid expenses and other current assets	42,391	34,818
Total current assets	1,944,085	2,341,553

Marketable securities held in Trust Account	40,754,881	39,516,637
Total assets	$42,698,966	$41,858,190

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$142,997	$72,319
Excise tax payable	1,455,846	1,455,846
Franchise tax payable	92,200	21,650
Income taxes payable	37,452	25,139
Deferred tax liability	—	36,946
Promissory note – related party	5,435,000	4,935,000
Due to related party	167,500	117,500
Total current liabilities	7,330,995	6,664,400

Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	13,543,495	12,876,900

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 3,586,272 shares at redemption value of $11.35 and $10.99 per share as of June 30, 2024 and December 31, 2023, respectively	40,696,520	39,424,354

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 940,000 issued and outstanding as of June 30, 2024 and December 31, 2023 (excluding 3,586,272 shares subject to possible redemption)	94	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 issued and outstanding as of June 30, 2024 and December 31, 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,541,718)	(10,443,733)
Total stockholders’ deficit	(11,541,049)	(10,443,064)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$42,698,966	$41,858,190

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative support fees	$30,000	$30,000	$60,000	$60,000
Franchise taxes	46,800	50,000	92,400	104,158
Insurance	64,565	88,940	109,313	176,904
Listing and filing fees	26,991	16,614	85,224	69,000
Other operating costs	183,027	190,438	335,287	481,172
Total loss from operations	(351,383)	(375,992)	(682,224)	(891,234)

Other income:
Interest earned on marketable securities held in Trust Account	532,914	2,225,880	1,059,494	4,188,403

Income before provision for income taxes	181,531	1,849,888	377,270	3,297,169
Provision for income taxes	(102,083)	(456,935)	(203,089)	(857,691)
Net income	$79,448	$1,392,953	$174,181	$2,439,478

Basic and diluted weighted average shares outstanding, Class A common stock	4,526,272	18,190,000	4,526,272	18,190,000
Basic and diluted net income per share, Class A common stock	$0.01	$0.06	$0.02	$0.10
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.01	$0.06	$0.02	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	940,000	$94	5,750,000	$575	$—	$(10,443,733)	$(10,443,064)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(580,759)	(580,759)
Net income	—	—	—	—	—	94,733	94,733
Balance – March 31, 2024	940,000	94	5,750,000	575	—	(10,929,759)	(10,929,090)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(691,407)	(691,407)
Net income	—	—	—	—	—	79,448	79,448
Balance – June 30, 2024	940,000	$94	5,750,000	$575	$—	$(11,541,718)	$(11,541,049)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	940,000	$94	5,750,000	$575	$—	$(5,337,938)	$(5,337,269)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(1,507,738)	(1,507,738)
Net income	—	—	—	—	—	1,046,525	1,046,525
Balance – March 31, 2023	940,000	94	5,750,000	575	$—	(5,799,151)	(5,798,482)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(3,441,343)	(3,441,343)
Net income	—	—	—	—	—	1,392,953	1,392,953
Balance – June 30, 2023	940,000	$94	5,750,000	$575	$—	$(7,847,541)	$(7,846,872)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$174,181	$2,439,478
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain/(loss) on marketable securities held in Trust Account	1,903	(148,262)
Interest earned on cash and marketable securities held in Trust Account	(1,044,559)	(4,036,072)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,573)	167,456
Accrued expenses and other current liabilities	70,678	(76,403)
Accrued offering costs	—	322
Deferred taxes payable	(36,946)	(127,030)
Taxes payable	82,863	(291,502)
Due to related party	50,000	40,000
Net cash used in operating activities	(709,453)	(2,032,013)

Cash Flows from Investing Activities:
Withdrawal from trust account	329,412	1,377,280
Investment of cash in Trust Account	(525,000)	(1,725,000)
Net cash used in investing activities	(195,588)	(347,720)

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	500,000	2,500,000
Net cash provided by financing activities	500,000	2,500,000

Net Change in Cash	(405,041)	120,267
Cash – Beginning of period	2,306,735	936,061
Cash – End of period	$1,901,694	$1,056,328

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$1,272,166	$4,949,081

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through June 30, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

JUNE 30, 2024

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

At a special meeting on August 10, 2023, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation (i) to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with a Business Combination, and (ii) to extend the Combination Period from August 11, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company by resolution of the board without another stockholder vote, to elect to extend the Combination Period by one additional month, for a total of six additional months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the amendments to the Amended and Restated Certificate of Incorporation, the Company notified stockholders that the Company’s Sponsor funded a deposit of $625,000 into the Trust Account and that the Company will only exercise any monthly extension after February 12, 2024 if the Sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of $105,000 or $0.04 per outstanding Public Share with respect to each such extension. The Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the $625,000 extension deposit (the “Additional Extension Loan”). On August 10, 2023 the Company issued a convertible promissory note in the principal amount of $710,000 to the Sponsor to provide the Company with additional working capital, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). Additionally, on December 15, 2023, the Company issued a promissory note in the principal amount of $1,700,000 (the “December 2023 Note”) to DDM Debt AB (the “Lender”), an affiliate of the Sponsor. The proceeds of the borrowing under the December 2023 Note will be used to provide the Company with general working capital. The Company obtained additional loans from the Lender in the amount of $300,000 and $200,000, respectively, pursuant to promissory notes issued in April 2024 (the “April 2024 Note”) and June 2024 (the “June 2024 Note”). (See Note 5). From February 2024 to July 2024, the Company’s board of directors elected to exercise six one-month extensions of the Combination Period to August 12, 2024. In connection with each such extension, $105,000 was deposited in the Trust Account. Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 7, 2024, the Company exercised a further extension of the Combination Period to September 12, 2024. (See Note 8)

If the Company completes a Business Combination, the Company would expect to repay the Additional Extension Loan, the Additional Working Capital Loan, the December 2023 Note, the April 2024 Note and the June 2024 Note from funds that are released to the Company from the Trust Account, or at the option of the Sponsor, convert all or a portion of the Additional Extension Loan and the Additional Working Capital Loan and up to $1,500,000 of the Initial Working Capital Loan into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described above. If the Company does not complete a Business Combination, the Company will repay these Sponsor loans only from funds held outside of the Trust Account.

In connection with the August 2023 amendments to the Company’s Amended and Restated Certificate of Incorporation, 13,663,728 of the Public Shares were redeemed at a redemption price of approximately $10.65 per share, or $145,585,000 in the aggregate, and approximately $38,211,000 remained in the Trust Account following such redemptions.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

At June 30, 2024, the Company had $7,456,157 of interest in the Trust Account available for the payment of taxes and the Company has withdrawn $2,418,892. From the funds withdrawn from the Trust Account, the Company has paid $2,400,885 resulting in $18,007 of withdrawals in excess of tax payments. In August 2024 the Company paid taxes in excess of the $18,007 of withdrawals in excess of tax payments.

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had cash of $1,901,694 not held in the Trust Account and a working capital deficit of $5,386,910. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination from May 11, 2023, to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a Business Combination was extended, (ii) the Sponsor deposited an aggregate of $625,000 into the Trust Account, and (iii) the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the Sponsor in the amount of $710,000 in connection with the Sponsor’s funding of the Company’s working capital needs (the “Additional Working Capital Loan”), of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings. Additionally, on December 15, 2023, the Company issued a promissory note (the “December 2023 Note”) in the principal amount of $1,700,000 to DDM Debt AB (the “Lender”), an affiliate of the Sponsor. The proceeds of the Note will be used to provide the Company with general working capital. The amendments to the Amended and Restated Certificate of Incorporation extend the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allowed the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto, provided that the Company’s Sponsor deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension. The Company obtained additional loans from the Lender in the amount of $300,000 and $200,000, respectively, pursuant to promissory notes issued in April 2024 (the “April 2024 Note”) and June 2024 (the “June 2024 Note”). (See Note 5). From February 2024 to July 2024, the Company’s board of directors elected to exercise six one-month extensions of the Combination Period to August 12, 2024 and $105,000 was deposited in the Trust Account in connection with each such extension.

Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 7, 2024, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2025. On August 9, 2024 the Company exercised a further extension of the Combination Period to September 12, 2024 and deposited $40,312 into the Trust Account in connection with such extension. (See Note 8). In connection with the August 2024 amendments to the Company’s Certificate of Incorporation and related transactions, DDM Debt AB funded a loan of $200,000 to the Company to fund ongoing working capital needs and the Company issued a promissory note to the DDM Debt AB in the amount of $200,000 (the “August 2024 Note”).

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan, the Additional Working Capital Loan, the December 2023 Note, the April 2024 Note, the June 2024 Note and the August 2024 Note from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans and the Additional Working Capital Loan and up to $1,500,000 of the Initial Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan, the Additional Working Capital Loan, the December 2023 Note, the April 2024 Note, the June 2024 Note and the August 2024 Note only from funds held outside of the Trust Account (see Note 5). Following receipt of the (i) Extension Loans, (ii) Initial Working Capital Loan, (iii) the Additional Working Capital Loan, (iv) the December 2023 Note, (v) the April 2024 Note, (vi) the June 2024 Note, and (vii) the August 2024 Note, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through the extension period ending on September 12, 2024 (the current expiration date of the Combination Period). However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a Business Combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, if the Combination Period is extended beyond September 12, 2024, the Company may need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a Business Combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond September 12, 2024 or upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until September 12, 2024 or the end of any further extension period to consummate a Business Combination beyond September 12, 2024 pursuant to an amendment of its Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by September 12, 2024 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by September 12, 2024 if the Company elects to extend the Business Combination period and makes required deposits to the Trust Account) or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 12, 2024 or at the end of any further extension period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed April 2, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023. The Company held $1,901,694 and $2,306,735 in cash as of June 30, 2024 and December 31, 2023, respectively.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were 56.2% and 24.7% for the three months ended June 30, 2024 and 2023, respectively, and 53.8% and 26.0% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A common stock in the aggregate. At June 30, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$34,994	$44,454	$1,058,388	$334,565	$76,720	$97,461	$1,853,555	$585,923
Denominator:
Basic and diluted weighted average shares outstanding	4,526,272	5,750,000	18,190,000	5,750,000	4,526,272	5,750,000	18,190,000	5,750,000
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.06	$0.06	$0.02	$0.02	$0.10	$0.10

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As June 30, 2024 and December 31, 2023, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption

	Shares	Amount
December 31, 2022	17,250,000	$177,952,353
Less:
Redemptions	(13,663,728)	(145,584,637)
Add:
Remeasurement adjustment on redeemable common stock	—	7,056,638
December 31, 2023	3,586,272	$39,424,354
Add:
Remeasurement adjustment on redeemable common stock	—	580,759
March 31, 2024	3,586,272	$40,005,113
Add:
Remeasurement adjustment on redeemable common stock	—	691,407
June 30, 2024	3,586,272	$40,696,520

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

NOTE 3. WARRANTS

As of June 30, 2024 and December 31, 2023, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

As of June 30, 2024 the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

On May 9, 2023, the Company received the Initial Extension Loan with a principal amount of $1,725,000 from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan with a principal amount of $775,000 from the Sponsor. Additionally, on August 10, 2023, the Company issued two promissory notes to the Sponsor in the aggregate amount of $1,335,000 in consideration of the Additional Extension Loan and the Additional Working Capital Loan (the “August 2023 Notes”). The Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan and the Additional Working Capital Loan are non-interest-bearing and mature upon the earlier of the closing of a Business Combination or certain enumerated events of default. If the Company completes the Business Combination, the Company would expect to repay the Initial Extension Loan, the Initial Working Capital Loan and August 2023 Notes from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Initial Extension Loan, the Initial Working Capital Loan and the August Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Initial Extension Loan, the Initial Working Capital Loan and August Notes only from funds held outside of the Trust Account.

The Company accounts for its convertible promissory notes under ASC Topic 470 “Debt”. As such, the debt is reported at its carrying value. Additionally, the economic characteristics and risks of the conversion options embedded in the debt instruments are considered related to those of an equity instrument. As a result, the conversion option is not bifurcated from the convertible notes.

Additionally, on December 15, 2023, the Company issued the December 2023 Note in the principal amount of $1,700,000 to DDM Debt AB (the “Lender”), an affiliate of the Company’s sponsor. The proceeds of the December 2023 Note will be used to provide the Company with general working capital.

The December 2023 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the December 2023 Note may be accelerated. If the Company does not consummate an initial Business Combination, the December 2023 Note will be repaid solely to the extent the Company has funds available outside its Trust Account.

On April 10, 2024, the Company issued the April 2024 Note in the principal amount of $300,000 to the Lender, an affiliate of the Company’s Sponsor. The proceeds of the April 2024 Note will be used to provide the Company with general working capital.

The April 2024 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the April 2024 Note may be accelerated. If the Company does not consummate an initial Business Combination, the April 2024 Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s Initial Public Offering.

On June 17, 2024, the Company issued the June 2024 Note in the principal amount of $200,000 to the Lender, an affiliate of the Company’s Sponsor. The proceeds of the June 2024 Note will be used to provide the Company with general working capital.

The June 2024 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the June 2024 Note may be accelerated. If the Company does not consummate an initial Business Combination, the June 2024 Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s Initial Public Offering.

As of June 30, 2024, the Company had a $5,435,000 aggregate outstanding balance under Initial Extension Loan, the Initial Working Capital Loan, August 2023 Notes, December 2023 Note, April 2024 Note and June 2024 Note.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2024 and 2023, the Company incurred $30,000 and $60,000, respectively, of which $167,500 and $117,500, respectively, is recorded as due to related party in the condensed balance sheets at June 30, 2024 and December 31, 2023.

Due to Related Party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At June 30, 2024 and December 31, 2023, excluding the promissory notes to the Sponsor or its affiliates that were outstanding at June 30, 2024 and December 31, 2023, the Company owed related parties $167,500 and $117,500, respectively, including administrative support fees owed to the Sponsor.

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

In 2023, the Company entered into multiple loans with the Sponsor or its affiliates. At June 30, 2024 and December 31, 2023, there was $5,435,000 and $4,935,000, respectively, related to these loans outstanding, of which $3,235,000 and $3,235,000, respectively, may be convertible into Private Shares at a price of $10.00 per Private Share. The Private Shares will be identical to the Private Shares described herein. Additionally, at June 30, 2024 and December 31, 2023, the Company had $2,200,000 and $1,700,000, respectively, outstanding to an affiliate of the Sponsor that may not be converted into Private Shares.

The Company’s Working Capital Loans have an embedded conversion feature determined to be a derivative in accordance with ASC 815-15. The Company determined that the conversion feature should not be bifurcated and accounted for as a derivative.

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

JUNE 30, 2024

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

Anchor Investors

Certain qualified institutional buyers or institutional accredited investors (“Anchor Investors”), none of which are affiliated with any member of the Company’s management team, the Sponsor or any other Anchor Investor) purchased in the aggregate approximately $146.4 million of the units which is approximately 84.9% of the units in the IPO at the public offering price (after giving effect to the exercise in full of the underwriters’ over-allotment option); provided, that no more than $14.85 million of the units in the IPO were purchased by each Anchor Investor in such manner. Further, the Anchor Investors entered into separate letter agreements with the Company and the Sponsor and byNordic Holdings pursuant to which, subject to the conditions set forth therein, the Anchor Investors purchased, upon the closing of the IPO, for nominal consideration, an aggregate of 1,109,091 Founder Shares held by the Sponsor and byNordic Holdings on a pro rata basis according to the number of Founder Shares held by each of the Sponsor (after deducting certain shares held for the benefit of officers and directors) and byNordic Holdings (or, in the alternative, the Sponsor and byNordic Holdings forfeited the relevant number of Founder Shares to the Company in order for it to issue the same number of Founder Shares to the Anchor Investors). The negotiations between us, the Sponsor and byNordic Holdings and each Anchor Investor were separate and there are no arrangements or understandings among the Anchor Investors with regard to voting, including voting with respect to the Business Combination other than with respect to the voting of their Founder Shares as described below.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 940,000 shares of Class A common stock issued and outstanding, (excluding 3,586,272 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 5,750,000 Founder Shares issued and outstanding.

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

On July 11, 2024, the Company funded the extension that had previously been approved by the Board by depositing $105,000 into the Trust Account, thereby extending the time available to the Company to consummate its initial Business Combination from July 12, 2024 to August 12, 2024. On August 9, 2024 the Company exercised a further extension of the Combination Period to September 12, 2024 and deposited $40,312 into the Trust Account in connection with such extension.

On August 6, 2024, the Company issued a press release announcing that on August 6, 2024, it signed a non-binding letter of intent (“LOI”) with Sivers Semiconductors AB (“Sivers”, STO: SIVE), a leading supplier of wireless and photonic integrated chips and modules for communications and sensor solutions, to merge its wholly owned Sivers Photonics Ltd subsidiary (“Sivers Photonics”) with the Company. Under the terms of the non-binding LOI, the Company and Sivers intend to enter into a definitive agreement for the acquisition of Sivers Photonics. The completion of the Business Combination is subject to the completion of due diligence, the negotiation and execution of definitive documentation and satisfaction of the conditions contained therein.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

At an annual meeting on August 7, 2024, the stockholders of the Company approved amendments (the “August 2024 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the Board in its sole discretion, unless the closing of a Business Combination shall have occurred prior thereto.

In connection with the August 2024 amendments to the Company’s Amended and Restated Certificate of Incorporation, 2,578,476 of the Public Shares were tendered for redemption at a redemption price of approximately $11.44 per share.

Along with the redemptions of the Company’s Public Shares, the Company will record a 1% excise tax liability of approximately $295,000 on the balance sheet as of the redemption date. The liability will not impact the condensed statements of operations and will offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Following the August 2024 Amendments, the Company deposited $40,312 into the Trust Account to extend the Combination Period to September 12, 2024 and the Company will only exercise any further monthly extension if the Sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of $50,000 or $0.04 per outstanding Public Share with respect to each such extension.

In connection with the August 2024 Amendments and related transactions, DDM Debt AB funded a loan of $200,000 to the Company to fund ongoing working capital needs and the Company issued a promissory note to the DDM Debt AB in the amount of $200,000.

Further in connection with the annual meeting, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation to provide for the right of a stockholder of the Company’s Class B common stock, par value $0.0001 per share, to convert into shares of the Company’s Class A common stock, par value $0.0001 per share on a one-for-one basis at any time, and from time to time, prior to the closing of a Business Combination at the election of the holder.

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

Recent Developments

Promissory Note

On April 10, 2024, the Company issued a promissory note (the “April 2024 Note”) in the principal amount of $300,000 to DDM Debt AB (the “Lender”), an affiliate of Water by Nordic AB, the Company’s sponsor. The proceeds of the April 2024 Note will be used to provide the Company with general working capital.

The April 2024 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the April 2024 Note may be accelerated. If the Company does not consummate an initial Business Combination, the April 2024 Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s initial public offering.

On June 17, 2024, Company issued a promissory note (the “June 2024 Note”) in the principal amount of $200,000 to the Lender. The proceeds of the June 2024 Note will be used to provide the Company with general working capital.

The June 2024 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the June 2024 Note may be accelerated. If the Company does not consummate an initial Business Combination, the June 2024 Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s Initial Public Offering.

Departure of Director

On April 30, 2024, Mats Karlsson resigned as Director of Acquisition of the Company in order to pursue other opportunities. Mr. Karlsson’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Trust Account Funding

In July 2024, the Company deposited $105,000 in the Trust Account with the Company’s board of directors’ election to exercise a one-month extension of the Combination Period to August 12, 2024. On August 9, 2024 the Company exercised a further extension of the Combination Period to September 12, 2024 and deposited $40,312 into the Trust Account in connection with such extension.

Execution of Non-Binding Letter of Intent

On August 6, 2024, the Company issued a press release announcing that on August 6, 2024, it signed a non-binding letter of intent (“LOI”) with Sivers Semiconductors AB (“Sivers”, STO: SIVE), a leading supplier of wireless and photonic integrated chips and modules for communications and sensor solutions, to merge its wholly owned Sivers Photonics Ltd subsidiary (“Sivers Photonics”) with the Company. Under the terms of the non-binding LOI, the Company and Sivers intend to enter into a definitive agreement for the acquisition of Sivers Photonics. The completion of the business combination is subject to the completion of due diligence, the negotiation and execution of definitive documentation and satisfaction of the conditions contained therein.

Additional Extensions and Founder Shares Conversion

At an annual meeting on August 7, 2024, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the Board in its sole discretion, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the amendments to the Amended and Restated Certificate of Incorporation, the Company funded a deposit of $40,312 into the Trust Account to extend the Combination Period to September 12, 2024. The Company will only exercise any further monthly extension if the sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of $0.04 per outstanding Public Share or $50,000 with respect to each such extension. The Company issued to DDM Debt AB a promissory note in the amount of $200,000 in connection with the sponsor’s funding of the $40,312 extension deposit.

Further in connection with the annual meeting, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation to provide for the right of a stockholder of the Company’s Class B common stock, par value $0.0001 per share, to convert into shares of the Company’s Class A common stock, par value $0.0001 per share on a one-for-one basis at any time, and from time to time, prior to the closing of a business combination at the election of the holder.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

As previously disclosed, on April 10, 2024, The Nasdaq Stock Market LLC (“Nasdaq”) notified byNordic Acquisition Corporation (the “Company”) that it did not comply with the minimum 400 total shareholders requirement for continued inclusion set forth in Nasdaq’s Listing Rule 5450(a)(2) (the “Rule”). The Company submitted a plan of compliance on May 24, 2024 demonstrating how it would cure the deficiency in compliance.

On August 1, 2024, Nasdaq notified the Company that it had determined that it would be unable to grant the Company’s request for continued listing on Nasdaq. The Company requested an appeal of the determination and a hearing has been scheduled for September 12, 2024

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $79,448 which consisted of interest earned on investments held in trust account and cash of $532,914, partially offset by operating costs of $351,383 and federal income taxes of $102,083.

For the three months ended June 30, 2023, we had a net income of $1,392,953, which consisted of earnings on cash and investments in the Trust Account of $2,225,880 partially offset by operating costs of $375,992 and federal income taxes of $456,935.

For the six months ended June 30, 2024, we had a net income of $174,181, which consisted of interest earned on investments held in trust account of $1,059,494 partially offset by operating costs of $682,224 and federal income taxes of $203,089.

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

For the six months ended June 30, 2024, cash used in operating activities was $709,453. Net income of $174,181 was affected by interest earned on investments in the Trust Account of $1,044,559 and unrealized losses on investments in the Trust Account of $1,903. Changes in operating assets and liabilities used $159,022 of cash for operating activities. Cash used in investing activities was $195,588 including $329,412 withdrawn from the Trust Account to pay taxes partially offset by $525,000 of deposits to the Trust Account. Cash provided by financing activities includes $500,000 of proceeds from the promissory notes to related party.

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

As of June 30, 2024, we had marketable securities held in the Trust Account of $40,754,881 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2024, we have withdrawn $329,412 of interest earned on the Trust Account for the payment of franchise or income taxes.

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

As of June 30, 2024, the Company had cash of $1,901,694 not held in the Trust Account and available for working capital purposes. On May 8, 2023, the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a business combination from May 11, 2023 to August 11, 2023 and the Company’s Sponsor subsequently deposited $1,725,000 to the Trust Account with respect to the extension. On May 9, 2023, the Company received the Initial Extension Loan from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan from the Sponsor. In connection with certain amendments to the Certificate of Incorporation approved by stockholders on August 10, 2023, (i) the deadline for the Company to complete a business combination was extended, (ii) the Company’s Sponsor funded a $625,000 deposit into the Trust Account, and (iii) the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 in connection with the Sponsor’s funding of the extension (the “Additional Extension Loan” and collectively with the Initial Extension Loan, the “Extension Loans”) and a convertible promissory note to the sponsor in the amount of $710,000 in connection with the Sponsor’s funding of the Company’s working capital needs, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings (the “Additional Working Capital Loan”). The amendments to the Amended and Restated Certificate of Incorporation extended the Combination Period to February 12, 2024, or such earlier date as determined by the Company’s Board of Directors, and allowed the Company to further extend the Combination Period by one month up to a total of six months, until August 12, 2024, unless the closing of a business combination shall have occurred prior thereto, provided that the Company’s Sponsor or its designee deposits the lesser of $105,000 or $0.04 per outstanding Public Share into the Trust Account with respect to each such one-month extension.

On December 15, 2023, the Company issued a promissory note in the principal amount of $1,700,000 to DDM Debt AB (the “December 2023 Note”), an affiliate of the sponsor. On April 10, 2024 the Company issued a promissory note in the principal amount of $300,000 to DDM Debt AB (the “April 2024 Note”) and on June 17, 2024, Company issued a promissory note in the principal amount of $200,000 to DDM Debt AB (the “June 2024 Note”) . The proceeds of the promissory notes will be used to provide the Company with general working capital.

From February 2024 to July 2024, the Company’s board of directors elected to exercise six one-month extensions of the Combination Period to August 12, 2024. In connection with each such extension, $105,000 was deposited in the Trust Account.

Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 7, 2024, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2025. On August 9, 2024 the Company exercised a further extension of the Combination Period to September 12, 2024 and deposited $40,312 into the Trust Account in connection with such extension. In connection with the August 2024 amendments to the Company’s Certificate of Incorporation and related transactions, DDM Debt AB funded a loan of $200,000 to the Company to fund ongoing working capital needs and the Company issued a promissory note to the DDM Debt AB in the amount of $200,000 (the “August 2024 Note”).

If the Company completes a Business Combination, the Company would expect to repay the Extension Loans, the Initial Working Capital Loan, the Additional Working Capital Loan, the December 2023 Note, the April 2024 Note, the June 2024 Note and the August 2024 Note from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the Extension Loans, the Initial Working Capital Loan and the Additional Working Capital Loan into Private Shares at a price of $10.00 per private share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the Extension Loans, the Initial Working Capital Loan, the Additional Working Capital Loan, the December 2023 Note, the April 2024 Note, the June 2024 Note and the August 2024 Note only from funds held outside of the Trust Account. Following receipt of proceeds from (i) the Extension Loans, (ii) the Initial Working Capital Loan (iii) the Additional Working Capital Loan, (iv) the December 2023 Note, (v) the April 2024 Note, (vi) the June 2024 Note and (vii) the August 2024 Note, the Company believes that the funds held outside the Trust Account will be sufficient to meet the expenditures required for operating its business through September 12, 2024 (the current expiration date of the business combination period. However, if the estimate of the costs of (i) legal, accounting, due diligence, travel and other expenses related to identifying, negotiating and closing a business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iii) administrative expenses, and (iv) working capital used for miscellaneous expenses and reserves, are less than the actual amount of such costs, the Company may have insufficient funds available to operate its business prior to a business combination. Moreover, if the Combination Period is extended beyond September 12, 2024, the Company would need to obtain additional financing to fund its cash needs during any such further extension period, including the amount required to be deposited in the Trust Account to fund the cost of any further extension and working capital to pay its operating costs during any such further extension period, including expenses relating to its business acquisition activities, and ongoing corporate and administrative expenses. If the Company is unable to raise sufficient funds to continue its operations until completion of a business combination, the Company would be forced to cease operations and liquidate. In addition, the Company may need to obtain additional financing either to complete a business combination or because it becomes obligated to redeem a significant number of the Public Shares in connection with a further extension of the Combination Period beyond September 12, 2024 or upon consummation of a business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our business combination. If the Company is unable to complete the business combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until September 12, 2024 or the end of any further extension period to consummate a business combination beyond September 12, 2024 pursuant to an amendment of its Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a business combination by September 12, 2024 or such later date to which the business combination period may be extended. If a business combination is not consummated by September 12, 2024 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the business combination period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination by the end of the business combination period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 12, 2024 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan, the Additional Working Capital Loan and the December 2023 Note. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits1

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Charter Amendment to the Amended and Restated Certificate of Incorporation of byNordic Acquisition Corporation dated August 8, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 9, 2024)
10.1	Promissory Note, dated April 10, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 12, 2024)
10.2	Promissory Note, dated June 17, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2024)
10.3	Promissory Note, dated August 5, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 9, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYNORDIC ACQUISITION CORPORATION

Date: August 19, 2024	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)