Form 10-Q
period 2024-09-30
byNordic Acquisition Corp
filed 2024-11-14
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 14, 2024, there were 3,947,796 shares of Class A common stock, $0.0001 par value and 3,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$1,934,857	$2,306,735
Prepaid franchise tax	33,279	—
Prepaid expenses and other current assets	35,066	34,818
Total current assets	2,003,202	2,341,553

Marketable securities held in Trust Account	11,697,428	39,516,637
Total assets	$13,700,630	$41,858,190

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$335,397	$72,319
Excise tax payable	1,750,760	1,455,846
Franchise tax payable	—	21,650
Income taxes payable	116,484	25,139
Deferred tax liability	—	36,946
Promissory note – related party	5,935,000	4,935,000
Due to related party	187,500	117,500
Total current liabilities	8,325,141	6,664,400

Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	$14,537,641	$12,876,900

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,007,796 and 3,586,272 shares at redemption value of $11.59 and $10.99 per share as of September 30, 2024 and December 31, 2023, respectively	$11,681,512	$39,424,354

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,940,000 and 940,000 issued and outstanding as of September 30, 2024 and December 31, 2023 (excluding 1,007,796 and 3,586,272 shares subject to possible redemption), respectively	294	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 and 5,750,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	375	575
Additional paid-in capital	—	—
Accumulated deficit	(12,519,192)	(10,443,733)
Total stockholders’ deficit	(12,518,523)	(10,443,064)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$13,700,630	$41,858,190

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative support fees	$30,000	$30,000	$90,000	$90,000
Insurance	68,359	16,860	177,672	193,764
Listing and filing fees	51,349	23,029	136,573	92,029
Other operating costs	341,379	360,321	769,066	945,651
Total loss from operations	(491,087)	(430,210)	(1,173,311)	(1,321,444)

Other income:
Interest earned on marketable securities held in Trust Account	363,973	1,441,427	1,423,467	5,629,830

(Loss) income before provision for income taxes	(127,114)	1,011,217	250,156	4,308,386
Provision for income taxes	(79,032)	(294,892)	(282,121)	(1,152,583)
Net (loss) income	$(206,146)	$716,325	$(31,965)	$3,155,803

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	3,321,115	11,358,136	4,121,621	15,887,687
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.02)	$0.04	$(0.00)	$0.15
Basic and diluted weighted average shares outstanding, non-redeemable Class A common stock and Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Class A common stock and Class B common stock	$(0.02)	$0.04	$(0.00)	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	940,000	$94	5,750,000	$575	$—	$(10,443,733)	$(10,443,064)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(580,759)	(580,759)
Net income	—	—	—	—	—	94,733	94,733
Balance – March 31, 2024	940,000	$94	5,750,000	$575	—	$(10,929,759)	$(10,929,090)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(691,407)	(691,407)
Net income	—	—	—	—	—	79,448	79,448
Balance – June 30, 2024	940,000	$94	5,750,000	$575	$—	$(11,541,718)	$(11,541,049)
Conversion of Class B common stock to Class A common stock	2,000,000	200	(2,000,000)	(200)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(294,914)	(294,914)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(476,414)	(476,414)
Net loss	—	—	—	—	—	(206,146)	(206,146)
Balance – September 30, 2024	2,940,000	$294	3,750,000	$375	$—	$(12,519,192)	$(12,518,523)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	940,000	$94	5,750,000	$575	$—	$(5,337,938)	$(5,337,269)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(1,507,738)	(1,507,738)
Net income	—	—	—	—	—	1,046,525	1,046,525
Balance – March 31, 2023	940,000	$94	5,750,000	$575	$—	$(5,799,151)	$(5,798,482)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(3,441,343)	(3,441,343)
Net income	—	—	—	—	—	1,392,953	1,392,953
Balance – June 30, 2023	940,000	$94	5,750,000	$575	$—	$(7,847,541)	$(7,846,872)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(1,731,603)	(1,731,603)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(1,455,846)	(1,455,846)
Net income	—	—	—	—	—	716,325	716,325
Balance – September 30, 2023	940,000	$94	5,750,000	$575	$—	$(10,318,665)	$(10,317,996)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(31,965)	$3,155,803
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss on marketable securities held in Trust Account	128,443	436,910
Interest earned on cash and marketable securities held in Trust Account	(1,528,554)	(6,059,910)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(248)	184,656
Accrued expenses and other current liabilities	263,078	34,091
Accrued offering costs	—	322
Deferred taxes payable	(36,946)	(127,030)
Taxes payable	36,416	(512,310)
Due to related party	70,000	60,000
Net cash used in operating activities	(1,099,776)	(2,827,468)

Cash Flows from Investing Activities:
Withdrawal from trust account	438,522	1,929,800
Cash withdrawn from Trust Account in connection with redemptions	29,491,422	145,584,637
Investment of cash in Trust Account	(710,624)	(2,350,000)
Net cash provided by investing activities	29,219,320	145,164,437

Cash Flows from Financing Activities:
Redemption of Class A Common Stock	(29,491,422)	(145,584,637)
Proceeds from promissory note to related party	1,000,000	3,235,000
Net cash used in financing activities	(28,491,422)	(142,349,637)

Net Change in Cash	(371,878)	(12,668)
Cash – Beginning of period	2,306,735	936,061
Cash – End of period	$1,934,857	$923,393

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$1,748,580	$6,680,684
Conversion of Class B common stock to non-redeemable Class A common stock	$200	$—
Excise tax payable	$294,914	$1,455,846

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through September 30, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

SEPTEMBER 30, 2024

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Stockholder Meetings

At a special meeting on August 10, 2023, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation (i) to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with a Business Combination, and (ii) to extend the Combination Period from August 11, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company by resolution of the board without another stockholder vote, to elect to extend the Combination Period by one additional month, for a total of six additional months, until August 12, 2024, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the amendments to the Amended and Restated Certificate of Incorporation, the Company notified stockholders that the Company’s Sponsor funded a deposit of $625,000 into the Trust Account and that the Company would only exercise any monthly extension after February 12, 2024 if the Sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of $105,000 or $0.04 per outstanding Public Share with respect to each such extension.

In connection with the August 2023 amendments to the Company’s Amended and Restated Certificate of Incorporation, 13,663,728 of the Public Shares were redeemed at a redemption price of approximately $10.65 per share, or $145,585,000 in the aggregate, and approximately $38,211,000 remained in the Trust Account following such redemptions.

Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of $1,455,846 on the balance sheet as of the redemption date. The liability does not impact the condensed statements of operations and offsets against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

At an annual meeting on August 7, 2024, the stockholders of the Company approved amendments (the “August 2024 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to permit the Board to extend the Combination Period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the Board in its sole discretion, by depositing $40,312 for each such monthly extension to the Trust Account, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the August 2024 amendments to the Company’s Amended and Restated Certificate of Incorporation, 2,578,476 of the Public Shares were tendered for redemption for $29,491,422 or approximately $11.44 per share.

Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of approximately $294,914 on the balance sheet as of the redemption date. The liability does not impact the condensed statements of operations and offsets against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Following the August 10, 2024 special meeting, the Sponsor, byNordic Holdings and byNordic Holdings II converted an aggregate of 2,000,000 of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Conversion”). Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the redemptions in August 2024 and the Conversion, the Company had 3,947,796 shares of Class A common stock (including 2,000,000 converted shares of Class B common stock) and 3,750,000 shares of Class B common stock outstanding.

Promissory Notes

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

In August 2023, the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 (the “Additional Extension Loan”) in connection with the Sponsor’s funding of an extension deposit to the Trust Account and a convertible promissory note in the principal amount of $710,000 (the “Additional Working Capital Loan”) to provide the Company with additional working capital, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings.

In December 2023, the Company issued a promissory note in the principal amount of $1,700,000 (the “December 2023 Note”) to DDM Debt AB (the “DDM”), an affiliate of the Sponsor. The proceeds of the borrowing under the December 2023 Note were used to provide the Company with general working capital.

The Company obtained additional loans from DDM in the amount of $300,000 and $200,000, respectively, pursuant to promissory notes issued in April 2024 (the “April 2024 Note”) and June 2024 (the “June 2024 Note”). (See Note 5).

In August and September 2024, the Company issued promissory notes in the principal amount of $200,000 (the “August 2024 Note”) and $300,000 (the “September 2024 Note”), respectively, to DDM. The proceeds of the borrowings under the August 2024 Note and September 2024 Note will be used to provide the Company with general working capital. The notes are not convertible into securities of the Company and are due upon the consummation of a Business Combination.

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan, the Additional Working Capital Loan are sometimes referred to herein, collectively, as the “Convertible Promissory Notes.” The December 2023 Note, the April 2024 Note, the June 2024 Note, the August 2024 Note, and the September 2024 Note are sometimes referred to herein, collectively, as the “Non-convertible Promissory Notes.”

Neither the Convertible Promissory Notes or the Non-convertible Promissory Notes bear interest and are due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company would expect to repay the Convertible Promissory Notes and the Non-convertible Promissory Notes from funds that are released to the Company from the Trust Account. At the option of the holder of the Convertible Promissory Notes, the holder has the option to convert all or a portion of the Convertible Promissory Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein (Note 5).

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the $10.30 redemption price per Public Share (following the Company’s Initial Extension).

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination until the filing of this Form 10-Q, the Company has deposited an aggregate of $3,141,248 to the Trust Account to extend the Combination Period to December 12, 2024.

At September 30, 2024, the Company had withdrawn $79,000 from the Trust Account but had not yet paid its taxes. In November 2024, $79,000 was paid to the Internal Revenue Service for the Company’s income taxes..

Non-binding Letter of Intent

On August 6, 2024, the Company announced via a press release announcing that it had signed a non-binding letter of intent (“LOI”) with Sivers Semiconductors AB (“Sivers”, STO: SIVE), a leading supplier of wireless and photonic integrated chips and modules for communications and sensor solutions. The LOI outlined the intention to merge Sivers’ wholly owned subsidiary, Sivers Photonics Ltd (“Sivers Photonics”), with the Company, with plans to enter into a definitive agreement subject to certain conditions.

On November 11, 2024, Sivers issued a press release indicating that its board of directors had decided to pause discussions regarding the proposed business combination. Following this communication, the Company has suspended active discussions regarding the potential transaction and is now exploring other candidates for a business combination.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On April 10, 2024, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it did not comply with the minimum 400 total shareholders requirement for continued inclusion set forth in Nasdaq’s Listing Rule 5450(a)(2) (the “Rule”). The Company submitted a plan of compliance on May 24, 2024 demonstrating how it would cure the deficiency in compliance.

On September 5, 2024, Nasdaq notified the Company that it had regained compliance with the minimum 400 total shareholders requirement under the Rule. The Company is in compliance with the Nasdaq Rule and its securities continue to be listed and traded on The Nasdaq Stock Market.

Risks and Uncertainties

Geopolitical events, including the Russian invasion of Ukraine , the Israel-Hamas war and increased hostilities in the Middle East, have had a material adverse effect on financial and business conditions in Europe in a manner that could materially and adversely affect the business and prospects of potential targets for our initial Business Combination. These circumstances could reduce the number of attractive targets for our initial business combination, increase the cost of our initial Business Combination and delay or prevent us from completing our initial Business Combination.

On February 24, 2022, the Russian Federation launched an invasion of Ukraine, and on October 7, 2023, Israel declared war against Hamas. These conflicts have continued to escalate without any resolution foreseeable in the near future with the short and long-term impact on financial and business conditions in Europe remaining highly uncertain. As a result of the invasion of Ukraine, the United States, the European Union, Canada and other countries have imposed sanctions against the Russian Federation contributing to higher inflation and disruptions to supply and distribution chains. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. Many multinational corporations have exceeded what is required by the newer and stricter sanctions in reducing or terminating their business ties to the Russian Federation. The Russian Federation could resort to cyberattacks and other action that impact businesses across Europe including those without any direct business ties to the Russian Federation. The continuing geopolitical uncertainty relating to the Israel-Hamas war, other conflicts in the Middle East, terrorist attacks or other hostile acts, civil unrest, including demonstrations and protests, regionally, in Europe or the United States, could cause further damage or disruption to international commerce and the global economy, and thus have a material adverse effect on the business, the cost and availability of capital and prospects of technology companies in northern Europe which are the focus of the Company’s search for a Business Combination. The number of attractive targets for the Company’s Business Combination could be reduced, the cost of a Business Combination may be increased, and the Company could experience a delay of, or inability to complete a Business Combination. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

In October 2024, the Company filed its excise tax return and paid $1,455,187 arising from the redemption of Public Shares in August 2023.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had cash of $1,934,857 not held in the Trust Account and a working capital deficit of $6,321,939.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of September 30, 2024 borrowed $5,935,000 to be used to extend the Combination Period to December 12, 2024 and for general working capital purposes (Note 5).

Under the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors of the Company has the ability to extend the Business Combination period on a monthly basis through August 12, 2025 by causing $40,312 to be deposited to the Company’s trust account with respect to each such extension. The Company currently has until December 12, 2024 or the end of any further extension period to consummate a Business Combination. Any extension beyond August 12, 2025 would require an amendment to the Company’s Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by December 12, 2024 or such later date to which the Business Combination period may be extended. If a Business Combination is not consummated by December 12, 2024 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 12, 2024 or at the end of any further extension period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed April 2, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023. The Company held $1,934,857 and $2,306,735 in cash as of September 30, 2024 and December 31, 2023, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

SEPTEMBER 30, 2024

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were (62.2)% and 29.2% for the three months ended September 30, 2024 and 2023, respectively, and 112.8% and 26.8% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A common stock in the aggregate. At September 30, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$(75,474)	$(130,672)	$475,570	$240,755	$(13,346)	$(18,619)	$2,317,180	$838,623

Denominator:
Basic and diluted weighted average shares outstanding	3,321,115	5,750,000	11,358,136	5,750,000	4,121,621	5,750,000	15,887,687	5,750,000
Basic and diluted net (loss) income per common share	$(0.02)	$(0.02)	$0.04	$0.04	$(0.00)	$(0.00)	$0.15	$0.15

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As September 30, 2024 and December 31, 2023, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption

	Shares	Amount
December 31, 2022	17,250,000	$177,952,353
Less:
Redemptions	(13,663,728)	(145,584,637)
Add:
Remeasurement adjustment on redeemable common stock	—	7,056,638
December 31, 2023	3,586,272	$39,424,354
Add:
Remeasurement adjustment on redeemable common stock	—	580,759
March 31, 2024	3,586,272	$40,005,113
Add:
Remeasurement adjustment on redeemable common stock	—	691,407
June 30, 2024	3,586,272	$40,696,520
Less:
Redemptions	(2,578,476)	(29,491,422)
Add:
Remeasurement adjustment on redeemable common stock	—	476,414
September 30, 2024	1,007,796	$11,681,512

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 3. WARRANTS

As of September 30, 2024 and December 31, 2023, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

As of September 30, 2024, the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Sponsor Notes

On May 9, 2023, the Company received the Initial Extension Loan with a principal amount of $1,725,000 from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan with a principal amount of $775,000 from the Sponsor. Additionally, on August 10, 2023, the Company issued two promissory notes to the Sponsor in the aggregate amount of $1,335,000 in consideration of the Additional Extension Loan and the Additional Working Capital Loan (the “August 2023 Notes”). The notes are non-interest-bearing and mature upon the earlier of the closing of a Business Combination or certain enumerated events of default. If the Company completes the Business Combination, the Company would expect to repay the notes from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the notes only from funds held outside of the Trust Account.

DDM Debt AB

On December 15, 2023, the Company issued the December 2023 Note in the principal amount of $1,700,000 to DDM, an affiliate of the Company’s sponsor. The December 2023 Note will be used to provide the Company with general working capital. The December 2023 Note is convertible into securities of the Company, bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the December 2023 Note may be accelerated. If the Company completes the Business Combination, the Company would expect to repay the notes from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, in the case of the Convertible Promissory Notes, convert all or a portion of the Convertible Promissory Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the notes only from funds held outside of the Trust Account

On April 10, 2024, the Company issued the April 2024 Note in the principal amount of $300,000 to DDM, an affiliate of the Company’s Sponsor. The proceeds of the April 2024 Note will be used to provide the Company with general working capital. The April 2024 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the April 2024 Note may be accelerated. If the Company does not consummate an initial Business Combination, the April 2024 Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s Initial Public Offering.

On June 17, 2024, the Company issued the June 2024 Note in the principal amount of $200,000 to DDM, an affiliate of the Company’s Sponsor. The proceeds of the June 2024 Note will be used to provide the Company with general working capital. The June 2024 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the June 2024 Note may be accelerated. If the Company does not consummate an initial Business Combination, the June 2024 Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s Initial Public Offering.

In August and September 2024, the Company issued the August 2024 Note in the principal amount of $200,000 and the September 2024 Note in the principal amount of $300,000, respectively, to DDM. The proceeds of the borrowings under the August 2024 Note and September 2024 Note will be used to provide the Company with general working capital.

The Company accounts for its Convertible Promissory Notes due the Sponsor under ASC Topic 470 “Debt”. As such, the debt is reported at its carrying value. Additionally, the economic characteristics and risks of the conversion options embedded in the debt instruments are considered related to those of an equity instrument. As a result, the conversion option is not bifurcated from the convertible notes.

As of September 30, 2024 and December 31, 2023, the Company had an aggregate of $5,935,000 and $4,935,000, respectively, outstanding balance under the Convertible Promissory Notes and the Non-convertible Promissory Notes.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2024 and 2023, the Company incurred $30,000 and $90,000, respectively, of which $187,500 and $117,500, respectively, is recorded as due to related party in the condensed balance sheets at September 30, 2024 and December 31, 2023.

Due to Related Party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At September 30, 2024 and December 31, 2023, excluding the promissory notes to the Sponsor or its affiliates that were outstanding at September 30, 2024 and December 31, 2023, the Company owed related parties $187,500 and $117,500, respectively, including administrative support fees owed to the Sponsor.

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

In 2023, the Company entered into multiple loans with the Sponsor or its affiliates. At September 30, 2024 and December 31, 2023, there was $5,935,000 and $4,935,000, respectively, related to these loans outstanding, of which $3,235,000 and $3,235,000, respectively, may be convertible into Private Shares at a price of $10.00 per Private Share. The Private Shares will be identical to the Private Shares described herein. Additionally, at September 30, 2024 and December 31, 2023, the Company had $2,700,000 and $1,700,000, respectively, outstanding to an affiliate of the Sponsor that may not be converted into Private Shares.

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

SEPTEMBER 30, 2024

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Deferred Legal Fees

The Company’s legal counsel relating to the IPO has agreed to defer legal fees in the amount of $175,000, which amount will be paid from the funds held in the Trust Account upon and concurrently with the completion of a Business Combination. The Company’s IPO legal counsel will not be entitled to any interest accrued on the deferred legal fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Following the August 10, 2024, special meeting, the Sponsor, byNordic Holdings and byNordic Holdings II converted an aggregate of 2,000,000 of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Conversion”). Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the redemptions in August 2024 and the Conversion, the Company had 3,947,796 shares of Class A common stock (including 2,000,000 converted shares of Class B common stock) and 3,750,000 shares of Class B common stock outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 2,940,000 and 940,000 shares of Class A common stock issued and outstanding, respectively, (excluding 1,007,796 and 3,586,272 shares subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 3,750,000 and 5,750,000 Founder Shares issued and outstanding, respectively.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than disclosed in the Notes or as described below, that would have required adjustment or disclosure in the condensed financial statements.

Since September 30, 2024, until the filing of this Form 10-Q, the Company has deposited an aggregate of $80,624 to the Trust Account to extend the Combination Period to December 12, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Stockholder Meetings

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

Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of $1,455,846 on the balance sheet as of the redemption date. The liability does not impact the condensed statements of operations and offsets against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

At an annual meeting on August 7, 2024, the stockholders of the Company approved amendments (the “August 2024 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the Board in its sole discretion, unless the closing of a Business Combination shall have occurred prior thereto. The Company is required to deposit $40,312 to the trust account with respect to each such monthly extension. In connection with the August 2024 amendments to the Company’s Amended and Restated Certificate of Incorporation, 2,578,476 of the Public Shares were tendered for redemption for $29,491,422 or approximately $11.44 per share.

Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of approximately $294,914 on the balance sheet as of the redemption date. The liability does not impact the condensed statements of operations and offsets against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Promissory Notes

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

In August 2023, the Company issued to the Sponsor a convertible promissory note in the amount of $625,000 (the “Additional Extension Loan”) in connection with the Sponsor’s funding of an extension deposit to the Trust Account. And in August 2023 the Company issued a convertible promissory note in the principal amount of $710,000 (the “Additional Working Capital Loan”) to the Sponsor to provide the Company with additional working capital, of which $110,000 was funded on August 10, 2023 and $600,000 is available for future borrowings.

In December 2023, the Company issued a convertible promissory note in the principal amount of $1,700,000 (the “December 2023 Note”) to DDM Debt AB (the “DDM”), an affiliate of the Sponsor. The proceeds of the borrowing under the December 2023 Note will be used to provide the Company with general working capital.

The Company obtained additional loans from DDM in the amount of $300,000 and $200,000, respectively, pursuant to promissory notes issued in April 2024 (the “April 2024 Note”) and June 2024 (the “June 2024 Note”). (See Note 5).

In August and September 2024, the Company issued promissory notes in the principal amount of $200,000 (the “August 2024 Note”) and $300,000 (the “September 2024 Note”), respectively, to DDM. The proceeds of the borrowings under the August 2024 Note and September 2024 Note will be used to provide the Company with general working capital. The notes are not convertible into securities of the Company and are due upon the consummation of a Business Combination.

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan, the Additional Working Capital Loan, and the December 2023 Note are the Convertible Promissory Notes. And together the April 2024 Note, the June 2024 Note, the August 2024 Note, and the September 2024 Note are the Non-convertible Promissory Notes.

Neither the Convertible Promissory Notes or the Non-convertible Promissory Notes bear interest and are due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company would expect to repay the Convertible Promissory Notes and the Non-convertible Promissory Notes from funds that are released to the Company from the Trust Account. At the option of the holder of the Convertible Promissory Notes, the holder has the option to convert all or a portion of the Convertible Promissory Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein (Note 5).

Non-binding Letter of Intent

On August 6, 2024, the Company announced via a press release announcing that it had signed a non-binding letter of intent (“LOI”) with Sivers Semiconductors AB (“Sivers”, STO: SIVE), a leading supplier of wireless and photonic integrated chips and modules for communications and sensor solutions. The LOI outlined the intention to merge Sivers’ wholly owned subsidiary, Sivers Photonics Ltd (“Sivers Photonics”), with the Company, with plans to enter into a definitive agreement subject to certain conditions.

On November 11, 2024, Sivers issued a press release indicating that its board of directors had decided to pause discussions regarding the proposed business combination. Following this communication, the Company has suspended active discussions regarding the potential transaction and is now exploring other candidates for a business combination.

Trust Account Funding

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination until the filing of this Form 10-Q, the Company has deposited an aggregate of $3,141,248 to the Trust Account to extend the Combination Period to December 12, 2024.

Additional Extensions and Founder Shares Conversion

In connection with the August 10, 2024, annual meeting of stockholders, the Sponsor, byNordic Holdings and byNordic Holdings II converted an aggregate of 2,000,000 of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Conversion”). Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the redemptions in August 2024 and the Conversion, the Company had 3,947,796 shares of Class A common stock (including 2,000,000 converted shares of Class B common stock) and 3,750,000 shares of Class B common stock outstanding.

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

On September 5, 2024, Nasdaq notified the Company that it had regained compliance with the minimum 400 total shareholders requirement under the Rule. The Company is in compliance with the Nasdaq Rule and its securities continue to be listed and traded on The Nasdaq Stock Market.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net loss of $206,146 which consisted of operating costs of $491,087 and federal income taxes of $79,032, partially offset by interest earned on investments held in trust account and cash of $363,973.

For the three months ended September 30, 2023, we had a net income of $716,325, which consisted of earnings on cash and investments in the Trust Account of $1,441,427 partially offset by operating costs of $430,210 and federal income taxes of $294,892.

For the nine months ended September 30, 2024, we had a net loss of $31,965, which consisted of operating costs of $1,173,311 and federal income taxes of $282,121, partially offset by interest earned on investments held in trust account of $1,423,467.

For the nine months ended September 30, 2023, we had a net income of $3,155,803, which consisted of earnings on cash and investments in the Trust Account of $5,629,830 partially offset by operating costs of $1,321,444 and federal income taxes of $1,152,583.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had cash of $1,934,857 not held in the Trust Account and a working capital deficit of $6,321,939.

For the nine months ended September 30, 2024, cash used in operating activities was $1,099,776. Net loss of $31,965 was affected by interest earned on investments in the Trust Account of $1,528,554 and unrealized losses on investments in the Trust Account of $128,443. Changes in operating assets and liabilities provided $332,300 of cash for operating activities. Cash provided by investing activities was $29,219,320 including $438,522 withdrawn from the Trust Account to pay taxes, $29,491,422 cash withdrawn from trust account in connection with redemption partially offset by $710,624 of deposits to the Trust Account. Cash used in financing activities includes $1,000,000 of proceeds from the promissory notes to related party partially offset by $29,491,422 redemption of common stock.

For the nine months ended September 30, 2023, cash used in operating activities was $2,827,468. Net income of $3,155,803 was affected by interest earned on cash and investments in the Trust Account of $6,059,910 and unrealized loss on investments in the Trust Account of $436,910. Changes in operating assets and liabilities used $360,271 of cash for operating activities.  Cash provided by investing activities includes $145,584,637 withdrawn in connection with redemption and $1,929,800 withdrawn from the Trust Account to pay taxes partially offset by $2,350,000 of funding for the Trust Account. Cash used in financing activities includes $145,584,637 of redemption of common stock partially offset by $3,235,000 of proceeds from promissory notes to related party.

As of September 30, 2024, we had marketable securities held in the Trust Account of $11,697,428 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the nine months ended September 30, 2024, we have withdrawn $438,522 of interest earned on the Trust Account for the payment of franchise and income taxes.

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

As of September 30, 2024, the Company had cash of $1,934,857 not held in the Trust Account and available for working capital purposes.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of September 30, 2024 borrowed $5,935,000 to be used to extend the Combination Period to December 12, 2024 and for general working capital purposes.

The Company has until December 12, 2024 or the end of any further extension period to consummate a Business Combination beyond December 12, 2024 pursuant to an amendment of its Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by December 12, 2024 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by December 12, 2024 if the Company elects to extend the Business Combination period and makes required deposits to the Trust Account) or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 12, 2024 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and outstanding promissory notes to the Sponsor and its affiliates in the aggregate amount of $5,935,000 as of September 30, 2024. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2024, the Company issued an aggregate 2,000,000 shares of Class A common stock pursuant to the conversion (the “Conversion”) of an aggregate of 2,000,000 shares of Class B common stock to the Sponsor, byNordic Holdings and byNordic Holdings II. Except for the shares issued pursuant to the Conversion, there have been no unregistered sales of equity securities with respect to the period covered by this report.

For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated August 5, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 9, 2024)
10.2	Promissory Note, dated September 24, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 30, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYNORDIC ACQUISITION CORPORATION

Date: November 14, 2024	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)