Form 10-K
period 2024-12-31
byNordic Acquisition Corp
filed 2025-03-31
CIK 1801417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-41273

BYNORDIC ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-4529780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Pir 29 Einar Hansens Esplanad 29 211 13 Malmö Sweden	211 13
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +46 707 29 41 00

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001, and one-half of one redeemable warrant	BYNOU	OTC Pink Current Market
Class A common stock, par value $0.0001	BYNO	OTC Pink Current Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BYNOW	OTC Pink Current Market

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

As of June 28, 2024 (the last business day of the Registrant’s second fiscal quarter), the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was $40,489,010 (based on the closing sales price of the Class A common stock on June 28, 2024 of $11.29).

As of March 31, 2025, there were (i) 3,947,796 shares of the Company’s Class A common stock, par value $0.0001 per share, and (ii) 3,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a recently formed company without an operating history;

●	our public stockholders may experience delay in receiving distributions from our trust account;

●	our public stockholders may have a lack of opportunity to vote on our proposed business combination;

●	the lack of protections afforded to investors of blank check companies;

●	any deviation from our acquisition criteria;

●	our issuance of equity and/or debt securities to complete a business combination;

●	our lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	any potential negative interest rate for securities in which we invest the funds held in our trust account;

●	our stockholders being held liable for claims by third parties against us;

●	any failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	our dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	the delisting of our securities by Nasdaq and risks associated with trading our securities in the over-the-counter market;

●	our dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares of Class A common stock being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	our ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	the warrants’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	a business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our management team, our sponsor or any other anchor investor);

●	“byNordic Holdings” are to byNordic Holdings LLC, a Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“byNordic Holdings II” are to byNordic Holdings II LLC, a Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“business combination period” are to the period of time permitted under our amended and restated certificate of incorporation to complete our initial business combination;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“forward purchase agreement” are to the agreement providing for the sale of forward purchase shares to Rothesay in a private placement that will close concurrently with the closing of our initial business combination;

●	“forward purchase shares” are to the shares of Class A common stock to be issued pursuant to the forward purchase agreement;

●	“forward transferee” are to any third party to which Rothesay, as a forward purchaser, transfers any portion of its rights and obligations to purchase the forward purchase shares under the forward purchase agreement;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor, byNordic Holdings and certain of our executive officers and directors in a private placement prior to our initial public offering, a portion of which were forfeited by byNordic Holdings followed by the issuance of an equal number of founder shares by us to byNordic Holdings II simultaneously with the closing of our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 11, 2022;

●	“initial stockholders” are to our sponsor, byNordic Holdings and certain of our executive officers and directors as the holders of our founder shares prior to our initial public offering and byNordic Holdings II as the holder of the founder shares issued by us in an amount equal to the number of founder shares forfeited to us by byNordic Holdings simultaneously with the closing of our initial public offering of our securities;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private shares” are to the shares of our Class A common stock issued to our sponsor, byNordic Holdings and byNordic Holdings II in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Form S-1 filed with the SEC January 18, 2022 (File No. 333-248488), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“Rothesay” are to Rothesay Investment SARL SPF (and/or its affiliates), a member of our sponsor and with which we have entered into the forward purchase agreement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Water by Nordic AB, a Swedish limited liability company controlled by certain of our officers and directors;

●	“trust account” are to the U.S.-based trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A. in which an amount of $175,950,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private shares was placed following the closing of the initial public offering and the closing of the exercise in full of the over-allotment option by the underwriters;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market); and

●	“we,” “us,” “Company” or “our Company” are to byNordic Acquisition Corporation.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation formed for the purpose of effecting our initial business combination.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have focused and will continue to focus on industries that complement our management team’s background, and seek to capitalize on the ability of our management team to identify and acquire a technology growth company in the northern part of Europe, including the Nordic and Scandinavian countries, the Baltic states, United Kingdom and Ireland, Germany, France and the Benelux countries, where our management team has extensive experience.

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

Of the gross proceeds received from the consummation of the initial public offering and the simultaneous private placement of Class A common stock on the initial closing date that occurred on February 11, 2022 and the gross proceeds received from the consummation of the fully exercised over-allotment option and the simultaneous private sale of private shares on February 18, 2022, $175,950,000 was placed in the trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A. It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Michael Hermansson, our Chief Executive Officer and Thomas Fairfield, our Chief Operating Officer and Chief Financial Officer.

We were required to complete our initial business combination by May 11, 2023, 15 months from the closing of our initial public offering, or (x) by August 11, 2023, 18 months from the closing of our initial public offering, provided that (i) our sponsor (or its affiliates or permitted designees) upon at least five (5) business days prior written notice, deposited into the trust account on or prior to May 11, 2023, an additional $0.10 per unit offered in our initial public offering ($1,725,000) and (ii) we complied with the procedures relating to any such extension, as set forth in Section 1(m) of the Investment Management Trust Agreement, dated February 8, 2022, between us and Continental Stock Transfer & Trust Company, as Trustee, or (y) by such further extended deadline that we may have to consummate an initial business combination beyond 18 months from the closing of our initial public offering as a result of a stockholder vote to amend our amended and restated certificate of incorporation (in connection with which our stockholders will have a right to redeem their public shares as described herein). Such initial three-month extension of our business combination period, as the same may be further extended as a result of the stockholder vote, will be referred to herein as an extension period.

During May 2023, our Board of Directors elected to extend the business combination period to August 11, 2023 and our sponsor funded a deposit of $1,725,000 into the trust account with respect to such extension.

In August 2023 our stockholders approved amendments to our certificate of incorporation to extend the business combination period from August 11, 2023 to February 12, 2024 and to allow the Company by resolution of the board without another stockholder vote, to extend the business combination period by one additional month, for a total of up to six additional months, from February 12, 2024 until August 12, 2024, provided that the sponsor or its designee deposit into the trust account the lesser of (i) $105,000 or (ii) $0.04 per outstanding public share with respect to each such extension. The Company’s board exercised one-month extensions of the business combination period from February 12, 2024 through August 12, 2024, respectively and $105,000 was deposited into the trust account in connection with each such extension.

At an annual meeting on August 7, 2024, our stockholders approved amendments to our amended and restated certificate of incorporation to authorize our board to extend the business combination period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the board in its sole discretion, unless the closing of our initial business combination shall have occurred prior thereto. The Company is required to deposit $40,312 to the trust account with respect to each such monthly extension. The Company’s board has exercised one-month extensions from August 12, 2024 through April 12, 2025, respectively and $40,312 was deposited into the trust account in connection with each such extension.

If our initial business combination is not consummated by April 12, 2025 or the end of any further extension period, then our existence will terminate, and we will distribute all amounts in the trust account.

Industry Opportunity

While we may acquire a business in any industry or geographic location, our focus has been and will continue to be on technology sectors in the northern part of Europe. We believe the technology industry is attractive for a number of reasons. The European technology industry represents a large target market, with approximately $45 billion of private capital invested in 2024 and over 35,000 early stage companies, according to the State of European Tech 2024 report by Atomico, Orrick, HSBC, AWS and Slush. According to the same report, private capital investment in Europe of $426 billion from 2015 through 2024 represents a ten-fold increase in investment over the 2005 to 2014 period and the number of early stage companies is 4.5 times greater than the number in 2015.

We believe that there are many potential targets within the technology industry that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows.

Our management team has extensive experience and knowledge in several high-performing technology sectors, including FinTech, digital infrastructure, software, health technology, sustainability/climate technology, transportation technology and industrial technology. These subsectors were included among the most highly ranked by amount of private investment in 2024, according to the State of European Tech 2024 report. By focusing our search for potential targets in the northern part of Europe, we leverage our existing business and investor network and knowledge of regional business philosophies and traditions, to identify and execute a business combination.

Acquisition Strategy

Our management team, with the assistance of our board of directors, has been working to identify opportunities that are best positioned for our initial business combination within high-performing technology markets. Certain members of our management team have spent significant portions of their careers working with businesses in the technology industry and have developed a wide network of professional services contacts and business relationships in that industry. Utilizing the relationships of the management team and board of directors as well as unaffiliated sources, our search process includes communications with private and public companies, investment bankers, venture capitalists and private equity firms, as well other professional services firms.

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

Acquisition Criteria

The sourcing focus has been and will continue to be on technology companies known to our management and board of directors and proprietary in nature. Our focus has been and will continue to be companies with enterprise valuations below $750 million, primarily those with enterprise values between $250 million to $750 million with the goal of identifying and completing a business combination with an enterprise that will be successful as a public company. We have identified the following criteria to evaluate prospective target businesses. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria or is outside of our sourcing focus. We currently seek to acquire companies that we believe:

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

Initial Business Combination

Nasdaq rules require that listed special purpose acquisition companies must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Although our securities are not currently listed on Nasdaq, we will endeavor to structure our initial business combination to qualify for listing on Nasdaq or other national securities exchange on which we may apply to list our securities in the future.

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

Our Business Combination Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the technology industries, including FinTech. In evaluating a prospective acquisition candidate, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management, investors and employees, document reviews, inspection of facilities, as well as a review of scientific, regulatory, operational, financial, legal and other information which will be made available to us. We have utilized and will continue to utilize the diligence, rigor, and expertise of our officers and directors to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given the extensive tenure of our board and management team investing in northern European companies and in the technology industry, we are often familiar with a prospective target’s end-market, competitive landscape and business model.

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

Members of our management team and board directly or indirectly own our founder shares, common stock and/or private shares following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or that our obligations are to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 12, 2025 or during any further extension of our business combination period. Notwithstanding the foregoing, Thomas Fairfield, our Chief Financial Officer, Chief Operating Officer and Secretary, may become an officer or director of another special purpose acquisition company which does not have a focus on acquiring a technology growth company in the northern part of Europe.

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

Financial Position

We had funds available for a business combination in the amount of approximately $11,865,000 as of December 31, 2024, before payment of $6,037,500 of deferred underwriting fees and $175,000 of deferred legal fees and up to $10,000,000 in gross proceeds from the sale of the forward purchase shares, in each case before fees and expenses associated with our initial business combination and cash on deposit in the trust account that may be applied to the redemption of our Class A common stock at the election of our stockholders. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance such third party financing will be available to us.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than, or in addition to, using the amounts held in the trust account. We intend to target businesses larger than we could acquire with solely the funds in the trust account, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law or the applicable rules of a national securities exchange, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, other than the forward purchase agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

If we seek stockholder approval, we will complete our initial business combination only if in addition to any other vote required by applicable law or stock exchange listing requirements, a majority of the issued and outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of issued and outstanding capital stock of the company representing a majority of the voting power of all issued and outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have agreed to vote the founder shares held by them and any public shares purchased by them during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our issued and outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Subject to the requirements of applicable law or stock exchange listing requirements which may require a higher vote threshold, in addition to our initial stockholders’ founder shares and private shares and the anchor investors’ founder shares, we would not need any of the 1,007,796 public shares sold in our initial public offering and still outstanding to be voted in favor of an initial business combination (assuming all issued and outstanding shares are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Following amendments approved by stockholders in August 2024, our amended and restated certificate of incorporation provides that the time to complete our initial business combination can be extended until August 12, 2025 pursuant to up to twelve (12) monthly extensions approved by our Board of Directors provided that we deposit $40,312 with respect to each such extension into the trust account in respect of such extension period on or prior to the date of the deadline (in connection with which our stockholders will have no right to redeem their public shares). The period to complete our initial business combination may be further extended as a result of a stockholder vote to amend our amended and restated certificate of incorporation (in connection with which our stockholders will have a right to redeem their public shares as described herein). The deadline to complete a business combination has been extended to April 12, 2025. If we are unable to complete our initial business combination by April 12, 2025 or during any further extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 12, 2025 or during any further extension of the business combination period.

Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to the founder shares and the private shares held by them if we fail to complete our initial business combination by the current deadline of April 12, 2025 or during any further extension of the business combination period. However, they will be entitled to liquidating distributions from the trust account with respect to any public shares they acquired in or after our initial public offering if we fail to complete our initial business combination within the prescribed time frame.

Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the current deadline of April 12, 2025 or during any further extension of the business combination period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then issued and outstanding public shares.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $272,588 of cash held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the cash held by the Company other than the amounts on deposit in the trust account, the per-share redemption amount received by stockholders upon our dissolution would have been approximately $11.82 per share, less (i) taxes payable, if any, as of December 31, 2024, and (ii) up to $100,000 that may be withdrawn from the trust account to pay dissolution expenses. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $11.82. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.30 per public share, or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, in each case less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

As of December 31, 2024, we had cash of $272,588 held outside the trust account. We have used or will use these funds for (i) legal, accounting, due diligence, travel and other expenses related to identifying, evaluating, negotiating and completing an initial business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iv) administrative support services, and (v) working capital used for miscellaneous expenses and reserves.

Any potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000, which amount will be available from interest earned on the funds held in the trust account) may only be paid from funds held outside of the trust account.

Under the DGCL, our stockholders may be held liable for claims by third parties with priority claims over our stockholders in the event that we do not complete our initial business combination by April 12, 2025 (as such deadline may be further extended as described herein) to the extent of distributions received by our stockholders in a dissolution resulting from our failure to complete our initial business combination by such deadline. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 12, 2025 or during any further extension of the business combination period may be considered a liquidating distribution under Delaware law. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 12, 2025 or during any further extension of the business combination period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by April 12, 2025 or during any further extension of the business combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 12, 2025 or during any further extension of the business combination period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.30 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 12, 2025 or during any further extension of the business combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by April 12, 2025 or during any further extension of the business combination period, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our amended and restated certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination unless we are unable to complete our initial business combination by April 12, 2025 or during any further extension of the business combination period.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to (i) fund an extension of the deadline to complete our initial business combination, (ii) provide the funds required to consummate an initial business combination that we identify, or (iii) reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	we may not be able to list our securities on Nasdaq or any national securities exchange following the completion of our initial business combination and failure to obtain such listing could adversely affecting the liquidity and trading price for our securities;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	the military action in Ukraine may continue to adversely affect the business and prospects of potential targets for our business combination. This could reduce the number of attractive targets for our business combination, increase the cost of our business combination and could result in our inability to find a suitable target or to consummate a business combination;

●	adverse market conditions resulting from default or failure of one or more financial institutions could adversely affect the business, value or viability of companies in the European FinTech sector, which we have included in our search for potential targets for a business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $11.82 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the recent Israel-Hamas conflict and other hostilities in the Middle East region.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the recent Israel-Hamas conflict and other hostilities in the Middle East region. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, other hostilities in the Middle East region and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and other hostilities in the Middle East region and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

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

In addition, although we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have prioritized and will continue to prioritize companies in the European technology sector, including FinTech companies. Any such FinTech acquisition target may also be adversely affected by market conditions that impact the value or viability of such institutions, which may impede our ability to successfully consummate a business combination.

We may be subject to the 1% excise tax included in the Inflation Reduction Act of 2022, which may decrease the value of our securities following our initial business combination and hinder our ability to consummate an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. Because we are a Delaware corporation and our securities were trading on Nasdaq and are now trading in the over-the-counter market, we are a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax.

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

Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a business combination, (iii) the structure of a business combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (v) whether we consummate a business combination, and (vi) the content of regulations and other guidance issued by the Treasury. Because the excise tax would be payable by us and not by the redeeming holder, such payments could reduce the cash available to complete a business combination and inhibit our ability to complete a business combination.

During the second quarter of 2024, the Treasury issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company was required to file a return and remit payment on or before October 31, 2024 for excise tax liability incurred during the period from January 1, 2023 to December 31, 2023. In October 2024, the Company filed its excise tax return and paid $1,455,187 arising from the redemption of public shares in August 2023. Along with the redemptions of the Company’s public shares in August 2024, the Company recorded a 1% excise tax liability of approximately $294,914 on the balance sheet as of the redemption date.

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

Item 2. Properties.

We do not own or lease any offices or physical properties but our sponsor has permitted us to use its mailing address at c/o Pir 29, Einar Hansens Esplanad 29, 211 13 Malmo, Sweden at no charge, which is adequate for our current operations. Our telephone number is +46 707 29 41.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants were each traded on the Nasdaq under the symbols BYNOU, BYNO and BYNOW, respectively until our securities were delisted from Nasdaq due to the expiration of three years from completion of our IPO. Our units, public shares and public warrants commenced trading in the over-the-counter (“OTC”) market on February 18, 2025 under the symbols BYNOU, BYNO and BYNOW. Our units commenced public trading on February 9, 2022, and our public shares and public warrants commenced separate public trading on April 1, 2022.

(b) Holders

On December 31, 2024, there was one (1) holder of record of our units, six (6) holders of record of our Class A common stock, twenty-eight (28) holders of record of our Class B common stock and one (1) holder of record of our warrants.

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

Recent Developments

Stockholder Meetings

At a special meeting on August 10, 2023, the stockholders of the Company approved amendments to the Company’s amended and restated certificate of incorporation (i) to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of public shares in connection with a business combination, and (ii) to extend the business combination period from August 11, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company by resolution of the board without another stockholder vote, to elect to extend the business combination Period by one additional month, for a total of six additional months, until August 12, 2024, unless the closing of a business combination shall have occurred prior thereto. In connection with the amendments to the amended and restated certificate of incorporation, the Company notified stockholders that the Company’s sponsor funded a deposit of $625,000 into the Trust Account and that the Company would only exercise any monthly extension after February 12, 2024 if the sponsor or one of its affiliates or designees deposits into the trust account the lesser of $105,000 or $0.04 per outstanding public share with respect to each such extension.

In connection with the August 2023 amendments to the Company’s amended and restated certificate of incorporation, 13,663,728 of the public shares were redeemed at a redemption price of approximately $10.65 per share, or $145,585,000 in the aggregate, and approximately $38,211,000 remained in the trust account following such redemptions.

Along with the redemptions of the Company’s public shares, the Company recorded a 1% excise tax liability of $1,455,846 on the balance sheet as of the redemption date. The liability does not impact the statements of operations and offsets against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

At an annual meeting on August 7, 2024, the stockholders of the Company approved amendments (the “August 2024 Amendments”) to the Company’s amended and restated certificate of incorporation to extend the business combination period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the board in its sole discretion, unless the closing of a business combination shall have occurred prior thereto. The Company is required to deposit $40,312 to the trust account with respect to each such monthly extension. In connection with the August 2024 Amendments, 2,578,476 of the public shares were tendered for redemption for a total redemption price of $29,491,422 or approximately $11.44 per share.

Along with the redemptions of the Company’s public shares, the Company recorded a 1% excise tax liability of approximately $294,914 on the balance sheet as of the redemption date. The liability does not impact the statements of operations and offsets against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

In December 2023, the Company issued a promissory note in the principal amount of $1,700,000 (the “December 2023 Note”) to DDM Debt AB (the “DDM”), an affiliate of the Sponsor. The proceeds of the borrowing under the December 2023 Note were used to provide the Company with general working capital. The December 2023 Note is not convertible into securities of the Company.

The Company obtained additional loans from DDM in the amount of $300,000 and $200,000, respectively, pursuant to promissory notes issued in April 2024 (the “April 2024 Note”) and June 2024 (the “June 2024 Note”). (See Note 5). The April 2024 Note and the June 2024 Note are not convertible into securities of the Company.

In August and September 2024, the Company issued promissory notes in the principal amount of $200,000 (the “August 2024 Note”) and $300,000 (the “September 2024 Note”), respectively, to DDM. The proceeds of the borrowings under the August 2024 Note and September 2024 Note will be used to provide the Company with general working capital. The August 2024 Note and September 2024 Note are not convertible into securities of the Company.

In December 2024 and January 2025, the Company issued promissory notes in the principal amount of $300,000 (the “December 2024 Note”) and $400,000 (the “January 2025 Note”), respectively, to DDM. The proceeds of the borrowings under the December 2024 Note and January 2025 Note will be used to provide the Company with general working capital. The December 2024 Note and the January 2025 Note are not convertible into securities of the Company.

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan, the Additional Working Capital Loan are the Convertible Promissory Notes. And together the December 2023 Note, the April 2024 Note, the June 2024 Note, the August 2024 Note, the September 2024 Note, the December 2024 Note and the January 2025 Note are the Non-convertible Promissory Notes.

Neither the Convertible Promissory Notes nor the Non-convertible Promissory Notes bear interest and are due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company would expect to repay the Convertible Promissory Notes and the Non-convertible Promissory Notes from funds that are released to the Company from the Trust Account. At the option of the holder of the Convertible Promissory Notes, the holder has the option to convert all or a portion of the Convertible Promissory Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein (Note 5).

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

Trust Account Funding

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination until the filing of this Form 10-K, the Company has deposited an aggregate of $3,302,496 to the Trust Account to extend the Combination Period to April 12, 2025.

Additional Extensions and Founder Shares Conversion

In connection with the August 7, 2024, annual meeting of stockholders, the Sponsor, byNordic Holdings and byNordic Holdings II converted an aggregate of 2,000,000 of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Conversion”). Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the redemptions in August 2024 and the Conversion, the Company had 3,947,796 shares of Class A common stock (including 2,000,000 converted shares of Class B common stock) and 3,750,000 shares of Class B common stock outstanding.

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

On February 11, 2025 the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that the staff of Nasdaq determined that: the Company’s securities would be delisted from Nasdaq, and trading of the Company’s Class A common stock, warrants, and units will be suspended at the opening of business on February 18, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by February 8, 2025, the Company did not comply with Rule IM-5101-2, and its securities became subject to delisting.

The Company could have appealed the Nasdaq staff’s determination to a hearings panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. However, the staff noted that pursuant to Nasdaq Listing Rule 5815(c)(1)(H), in the case of a Company whose business plan is to complete one or more acquisitions, as described in Rule IM-5101-2, where the staff’s delisting determination letter issued is based on a failure to satisfy the requirement set forth in Rule IM-5101-2(b) to complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, the panel may only reverse a delisting decision where the panel determines that the staff delisting determination letter was in error and that the Company never failed to satisfy the requirement.

The Company elected not to appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on February 18, 2025. The Company’s units, common stock and warrants commenced trading on the over-the-counter market on February 18, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of $206,537, which consisted of operating costs of $1,454,382 and provision for income taxes of $312,612, partially offset by interest earned on cash and marketable securities held in Trust Account of $1,560,457.

For the year ended December 31, 2023, we had net income of $3,406,689 which consisted of interest earned on cash and marketable securities held in Trust Account of $6,153,996, partially offset by operating costs of $1,494,067 and federal income taxes of $1,253,240.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had cash of $272,588 not held in the Trust Account and a working capital deficit of $6,663,930.

For the year ended December 31, 2024, cash used in operating activities was $3,030,748. Net loss of $206,537 was affected by interest earned on marketable securities held in Trust Account of $1,536,233 and deferred taxes payable of $27,563. Changes in operating assets and liabilities used $1,260,415 of cash for operating activities. Cash provided by investing activities was $29,188,023 including $528,161 withdrawn from the Trust Account to pay taxes, $29,491,422 cash withdrawn from trust account in connection with redemptions partially offset by $831,560 of deposits to the Trust Account. Cash used in financing activities includes $1,300,000 of proceeds from the promissory notes to related party partially offset by $29,491,422 for redemption of common stock.

For the year ended December 31, 2023, cash used in operating activities was $3,294,146. Net income of $3,406,689 was affected by interest earned on investments in the Trust Account of $6,573,440 and unrealized gain on investments in the Trust Account of $428,980. Changes in operating assets and liabilities used $556,375 of cash for operating activities.  Cash provided by investing activities includes $145,584,637 withdrawn in connection with redemption and $2,079,820 withdrawn from the Trust Account to pay taxes partially offset by $2,350,000 of funding for the Trust Account. Cash used in financing activities includes $145,584,637 for redemption of common stock partially offset by $4,935,000 of proceeds from promissory notes to related party.

As of December 31, 2024, we had marketable securities and cash held in the Trust Account of $11,864,847 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the year ended December 31, 2024, we have withdrawn $528,161 of interest earned on the Trust Account for the payment of franchise and income taxes.

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

As of December 31, 2024, the Company had cash of $272,588 not held in the Trust Account and available for working capital purposes.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of December 31, 2024 borrowed $6,235,000 to be used to extend the Combination Period and for general working capital purposes.

The Company currently has until April 12, 2025 or the end of any further extension period to consummate a Business Combination, provided that any extension beyond August 12, 2025 must be pursuant to an amendment of its Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by April 12, 2025 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by April 12, 2025 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 12, 2025 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and outstanding promissory notes to the Sponsor and its affiliates in the aggregate amount of $6,235,000 as of December 31, 2024. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for accrued, deferred or contingent expenses and related accounting standards. We plan to further improve this process by consulting with third-party professionals on complex questions regarding accounting for accrued, deferred or contingent expenses, and continuing to improve our processes for sharing, approving and evaluating contractual arrangements and invoices related to accrued, deferred or contingent expenses. We believe that the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2024.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jonas Olsson	64	Chairman of the Board
Michael Hermansson	65	Chief Executive Officer
Thomas Fairfield	66	Chief Financial Officer, Chief Operating Officer and Secretary
Christian Merheim	52	Director of Technology
Anna Yukiko Bickenbach	40	Independent Director
Anders Norlin	59	Independent Director
Fredrik Elmberg	64	Independent Director
Steven Wasserman	64	Independent Director

The experience of our directors and executive officers is as follows:

Jonas Olsson has served as our Chairman of the Board since inception. Mr. Olsson has more than 30 years of global operating experience stemming from his various roles with fashion conglomerate Hennes & Mauritz AB (“H&M”). Currently, Mr. Olsson is serving as Chief Executive Officer of LWL Invest AB in Sweden. Mr. Olsson began his career in 1988 at H&M in Sweden as an operative controller. Within one year, Mr. Olsson rose to become financial manager of H&M Germany, a position he held for nine years. In 1994, he also became the chief financial officer of H&M Austria. Over the course of the next twenty years, he served as a member of H&M’s expansion team, leading efforts in management, finance, and controlling in twelve different countries across four continents. Working in Austria, Japan, South Korea, the Baltics, United States, and Chile, Mr. Olsson built out infrastructure to support growth along with financial stability. Mr. Olsson was also responsible for management and operational planning in some of H&M’s most profitable and fastest-growing national businesses such as Germany, Denmark, USA and Poland. From 2014 to 2024, he was a member of the global controlling group of H&M, where he helped lead oversight of all ten H&M brands. Mr. Olsson attended an MBA program in International Business at Lund University from 1981 to 1985. Mr. Olsson is well qualified to serve as a director due to his extensive industry and management experience.

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

Thomas Fairfield, our Chief Financial Officer, Chief Operating Officer and Secretary, has been providing strategic business consulting services through Cambio Group LLC (“Cambio”) that he founded and has owned since July 2018. In connection with recent Cambio engagements, Mr. Fairfield served as Chief Restructuring Officer of Rhino Resource Partners LP (“Rhino”), an energy company, from May 2020 through the effective date of the plan of liquidation in Rhino’s Chapter 11 bankruptcy in February 2021, as President and Chief Executive Officer and a member of the board of managers of Journey Group Acquisition Co., LLC, a death care services company, from October 2018 to December 2023, and as President and Chief Restructuring Officer of V3 Commodities Group Holdings, LLC, a specialty finance company serving the retail energy services sector, from April 2024 through December 2024. Mr. Fairfield served as a member of the board of managers of Casablanca Holdings GP LLC, a holding company for Apple Leisure Group, a hospitality and travel services company, from May 2020 to December 2020 and has been a member of the board of managers of Family Services Holdings, LLC, a death care services company, since June 2021. Prior to starting Cambio, Mr. Fairfield served as chief operating officer of WMIH Corp. from May 2015 to July 2018 and as a director from May 2015 to June 2017. WMIH Corp., which is now known as Mr. Cooper Group Inc. (NASDAQ: COOP), focused on identifying and consummating an accretive acquisition transaction across a broad array of industries, with a primary focus on the financial institutions sector. During his tenure at WMIH Corp., Mr. Fairfield was involved in leading the company’s efforts to acquire Nationstar Mortgage Holdings Inc. which provides quality servicing, origination and transaction-based services related principally to single-family residences throughout the United States. Prior to joining WMIH Corp., from March 2006 to May 2015, Mr. Fairfield held various officer positions with Capmark Financial Group Inc. (“Capmark”), a commercial real estate finance and services company. While at Capmark, he held the positions of chief operating officer, general counsel, secretary, and, most recently, served as executive vice president from November 2014 to May 2015. In addition, Mr. Fairfield served as a director of Capmark from September 2011 to June 2017. He also served as a director of various privately-owned subsidiaries of Capmark from September 2011 to February 2020. During his tenure at Capmark, the company filed for Chapter 11 bankruptcy in October 2009 and emerged in September 2011. In addition to taking a leading role in guiding Capmark out of bankruptcy, Mr. Fairfield assisted in Capmark’s acquisition of Bluestem Brands, Inc. (“Bluestem”), a company operating multiple direct to consumer multi-channel retail brands offering a broad selection of merchandise and credit options to consumers, after which the company was renamed. From January 2020 to August 2020, he returned to serve on the board of Bluestem, which filed for Chapter 11 bankruptcy in March 2020. Prior to 2006, Mr. Fairfield practiced law for more than twenty years at several prominent international law firms, where his practice focused on general corporate and securities law, mergers and acquisitions, corporate finance, and financial services. He also served as a director and a member of the audit committee of Courtagen Life Sciences Inc., a privately-held company focused on genetic testing from April 2015 to July 2017 and The Cash Store Financial Services Inc., a retail loan products and services provider, from August 2013 to April 2014. Mr. Fairfield has a Juris Doctorate degree from Georgetown University Law Center and a B.S.F.S. from Georgetown University. He is admitted to the bar of the states of Connecticut, Pennsylvania, New York, and the District of Columbia, and is a member of the American Bar Association.

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

Number and Terms of Office of Officers and Directors

We currently have five directors. Jonas Olsson, Anna Yukiko Bickenbach, Anders Norlin, Fredrik Elmberg, and Steven Wasserman were re-elected at the Company’s 2024 annual meeting. Each of Jonas Olsson, Anna Yukiko Bickenbach, Anders Norlin, Fredrik Elmberg, and Steven Wasserman would serve for a three-year term or until the election and qualification of their respective successors in office, subject to their earlier death, resignation or removal.

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

Audit Committee

We have established an audit committee of the board of directors. Fredrik Elmberg, Anders Norlin and Steven Wasserman serve as members of our audit committee, and Fredrik Elmberg chairs the audit committee. Nasdaq listing standards and applicable SEC rules, require the audit committee to have at least three members, all of whom must be independent. Each of Fredrik Elmberg, Anders Norlin and Steven Wasserman meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,697,796 shares of our common stock, consisting of (i) 3,947,796 shares of our Class A common stock and (ii) 3,750,000 shares of our Class B common stock, issued and outstanding as of February 28, 2025. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Class(7)	Number of Shares Beneficially Owned		Approximate Percentage of Class
Water by Nordic AB	5,380,720	(2)	82.4%	2,440,720	(5)	65.1%
byNordic Holdings LLC	1,542,912	(3)	33.2%	697,352		18.6%
byNordic Holdings II LLC	1,094,065	(4)	24.6%	494,486		13.2%
Jonas Olsson (6)	-		-	-		-
Michael Hermansson (6)	-		-	-		-
Christian Merheim (6)	-		-	-		-
Anders Norlin (6)	-		-	-		-
Fredrik Elmberg (6)	-		-	-		-
Anna Yukiko Bickenbach (6)	-		-	-		-
Thomas Fairfield	-		-	66,729		1.8%
Steven Wasserman	-		-	133,460		3.6%
All executive officers and directors as a group (10 individuals)	-		-	200,189		%
Other 5% Stockholders
Mizuho Financial Group, Inc. (8)	316,000		8.0%	-		-

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pir 29, Einar Hansens Esplanad 29, 211 13 Malmö, Sweden.

(2)	Water by Nordic AB (“sponsor” or “WBN”) may be deemed to beneficially own shares held by byNordic Holdings and byNordic Holdings II as the sole member of byNordic Manager LLC, the manager of byNordic Holdings and byNordic Holdings II. Each of Jonas Olsson, Michael Hermansson and Joachim Cato are the managing members of our sponsor, and as such, each have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The shares that may be deemed beneficially owned by WBN include (a) (i) 1,494, 861 shares of Class A common stock held of record by Water by WBN, and (ii) 1,248,882 shares of Class A common stock issuable upon conversion of Class B common stock held of record by WBN, (b) (i) 845,560 shares of Class A common stock, and (ii) 697,352 shares of Class A common stock issuable upon conversion of Class B common stock, in each case held of record by byNordic Holdings, and (c) (i) 599,579 shares of Class A common stock, and (ii) 494,486 shares of Class A common stock issuable upon conversion of Class B common stock, in each case held of record by byNordic Holdings II.

(3)	Includes (i) 845,560 shares of Class A common stock, and (ii) 697,352 shares of Class A common stock issuable upon conversion of Class B common stock, in each case held of record by byNordic Holdings.

(4)	Includes (i) 599,579 shares of Class A common stock, and (ii) 494,486 shares of Class A common stock issuable upon conversion of Class B common stock, in each case held of record by byNordic Holdings II.

(5)	Includes (i) 1,248,882 shares of Class B common stock held of record by WBN, (ii) 697,352 shares of Class B common stock held of record by byNordic Holdings which WBN may be deemed to beneficially own, and (iii) 494,486 shares of Class B common stock held of record by byNordic Holdings II which WBN may be deemed to beneficially own.

(6)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(7)	Percentage amounts are based on 3,947,796 shares of Class A common stock outstanding, plus the number of shares of Class A common stock issuable upon conversion of the shares of Class B common stock beneficially owned by each holder.

(8)	According to a Schedule 13G filed on February 13, 2024, Mizuho Financial Group, Inc. is the beneficial owner of 316,000 shares of Class A common stock. The business address for the reporting person is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.

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

A portion of the offering expenses were paid from the proceeds of loans from our sponsor of up to $500,000 as described in the Registration Statement. As of December 31, 2021, we had borrowed $443,094 under the promissory note evidencing the loans, which have been applied to pay a portion of the expenses of our initial public offering. The promissory note was repaid in full upon the closing of our initial public offering.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation

We have entered into indemnification agreements with each of our officers and directors a form of which was filed as an exhibit to the Registration Statement. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

Additionally, on December 15, 2023, the Company issued a promissory note in the principal amount of $1,700,000 (the “December Note”) to DDM Debt AB (the “Lender”), an affiliate of the sponsor. The proceeds of the Note have been used to provide the Company with general working capital. Between February 2024 and August 2024, the Company’s board of directors elected to exercise a total of six one-month extensions of the Combination Period to August 12, 2024 and $105,000 was deposited in the trust account in connection with each such extension.

The Company obtained additional loans from DDM in the amount of $300,000 and $200,000, respectively, pursuant to promissory notes issued in April 2024 (the “April 2024 Note”) and June 2024 (the “June 2024 Note”).

At an annual meeting on August 7, 2024, our stockholders approved amendments to our amended and restated certificate of incorporation to authorize our board to extend the business combination period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the board in its sole discretion, unless the closing of our initial business combination shall have occurred prior thereto. The Company is required to deposit $40,312 to the trust account with respect to each such monthly extension. The Company’s board has exercised one-month extensions from August 12, 2024 through April 12, 2025, respectively and $40,312 was deposited into the trust account in connection with each such extension.

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

In December 2024 and January 2025, the Company issued promissory notes in the principal amount of $300,000 (the “December 2024 Note”) and $400,000 (the “January 2025 Note”), respectively, to DDM. The proceeds of the borrowings under the December 2024 Note and January 2025 Note will be used to provide the Company with general working capital. The notes are not convertible into securities of the Company, bear no interest, and are due upon the consummation of a Business Combination.

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan and the Additional Working Capital Loan are the Convertible Promissory Notes. And together the December 2023 Note, the April 2024 Note, the June 2024 Note, the August 2024 Note, the September 2024 Note, the December 2024 Note and the January 2025 Note are the Non-convertible Promissory Notes.

Neither the Convertible Promissory Notes nor the Non-convertible Promissory Notes bear interest and are due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company would expect to repay the Convertible Promissory Notes and the Non-convertible Promissory Notes from funds that are released to the Company from the trust account. At the option of the holder of the Convertible Promissory Notes, the holder has the option to convert all or a portion of the Convertible Promissory Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a business combination, the Company will repay these sponsor loans only from funds held outside of the trust account.

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

Director Independence

Nasdaq listing standards require that a majority of the board of directors of a listed company be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Anders Norlin, Anna Yukiko Bickenbach, Fredrik Elmberg and Steven Wasserman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and review of the financial information included in the Annual Report on Form 10-K totaled approximately $140,520 and $136,475 for the year ended December 31, 2024 and 2023, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2024 and 2023, we did not incur any audit-related fees payable to Marcum.

Tax Fees. We paid Marcum $31,801 and $13,854 for tax services, planning or advice for the year ended December 31, 2024 and 2023, respectively.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2024 and 2023.

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

(1) Financial Statements:

(2) Financial Statement Schedules:

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of byNordic Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before April 12, 2025 or August 12, 2025 if they exercise their remaining monthly extensions. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 12, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond that date and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY

March 31, 2025

BYNORDIC ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash	$272,588	$2,306,735
Prepaid franchise tax	78,593	—
Prepaid expenses and other current assets	32,587	34,818
Total current assets	383,768	2,341,553

Marketable securities held in Trust Account	11,864,847	39,516,637
Total assets	$12,248,615	$41,858,190

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$298,650	$72,319
Excise tax payable	295,573	1,455,846
Franchise tax payable	—	21,650
Income taxes payable	1,592	25,139
Deferred tax liability	9,383	36,946
Promissory note – related party	6,235,000	4,935,000
Due to related party	207,500	117,500
Total current liabilities	7,047,698	6,664,400

Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	$13,260,198	$12,876,900

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,007,796 and 3,586,272 shares at redemption value of $11.82 and $10.99 per share as of December 31, 2024 and 2023, respectively	$11,916,287	$39,424,354

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,940,000 and 940,000 issued and outstanding as of December 31, 2024 and 2023 (excluding 1,007,796 and 3,586,272 shares subject to possible redemption), respectively	294	94
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 and 5,750,000 issued and outstanding as of December 31, 2024 and 2023, respectively	375	575
Additional paid-in capital	—	—
Accumulated deficit	(12,928,539)	(10,443,733)
Total stockholders’ deficit	(12,927,870)	(10,443,064)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$12,248,615	$41,858,190

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
General and administrative support fees	$120,000	$120,000
Insurance	244,731	210,624
Franchise taxes	71,827	186,188
Listing and filing fees	146,281	103,357
Other operating costs	871,543	873,898
Total operating costs	(1,454,382)	(1,494,067)

Other income:
Interest earned on cash and marketable securities held in Trust Account	1,560,457	6,153,996

Income before provision for income taxes	106,075	4,659,929
Provision for income taxes	(312,612)	(1,253,240)
Net (loss) income	$(206,537)	$3,406,689

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	2,635,195	12,083,988
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.02)	$0.18
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock (1)	6,690,000	6,690,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.02)	$0.18

(1)	The prior period has been revised to conform to the current period presentation

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 and 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	940,000	$94	5,750,000	$575	$—	$(5,337,938)	$(5,337,269)
Remeasurement of redeemable shares under ASC 480-10-S99	—	—	—	—	—	(7,056,638)	(7,056,638)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(1,455,846)	(1,455,846)
Net income	—	—	—	—	—	3,406,689	3,406,689
Balance – December 31, 2023	940,000	$94	5,750,000	$575	$—	$(10,443,733)	$(10,443,064)
Conversion of Class B common stock to Class A common stock	2,000,000	200	(2,000,000)	(200)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(294,914)	(294,914)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(1,983,355)	(1,983,355)
Net loss	—	—	—	—	—	(206,537)	(206,537)
Balance – December 31, 2024	2,940,000	$294	3,750,000	$375	$—	$(12,928,539)	$(12,927,870)

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(206,537)	$3,406,689
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,536,233)	(6,144,460)
Deferred taxes	(27,563)	(90,084)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,231	185,106
Accrued expenses and other current liabilities	226,331	(167,648)
Excise tax payable	(1,455,187)	—
Taxes payable	(123,790)	(553,749)
Due to related party	90,000	70,000
Net cash used in operating activities	(3,030,748)	(3,294,146)

Cash Flows from Investing Activities:
Withdrawal from Trust Account	528,161	2,079,820
Cash withdrawn from Trust Account in connection with redemptions	29,491,422	145,584,637
Investment of cash in Trust Account	(831,560)	(2,350,000)
Net cash provided by investing activities	29,188,023	145,314,457

Cash Flows from Financing Activities:
Redemption of Common Stock	(29,491,422)	(145,584,637)
Proceeds from promissory note – related party	1,300,000	4,935,000
Net cash used in financing activities	(28,191,422)	(140,649,637)

Net Change in Cash	(2,034,147)	1,370,674
Cash – Beginning of year	2,306,735	936,061
Cash – End of year	$272,588	$2,306,735

Supplemental cash flow information
Payment of federal income taxes	$363,722	$1,724,500

Non-Cash investing and financing activities:
Conversion of class B shares to class A shares	$200	$—
Remeasurement of Class A common stock subject to redemption	$1,983,355	$7,056,638
Excise tax payable	$294,914	$1,455,846

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through December 31, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on February 8, 2022 (the “Effective Date”). On February 11, 2022, the Company consummated its Initial Public Offering (“IPO”) of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company (a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $150,000,000.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. To comply with Nasdaq rules the Company would need to complete its Business Combination with one or more target companies having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company anticipates structuring its Business Combination either (i) in such a way so that the post-transaction company in which the holders of Public Shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the Company’s stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination.  There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be $11.82 per Public Share, plus a pro rata share of any additional deposits made to the Trust Account in connection with extensions of the period of time the Company has to complete a Business Combination and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of $1,455,846 on the balance sheet as of the redemption date. The liability does not impact the statements of operations and offsets against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of approximately $294,914 on the balance sheet as of the redemption date. The liability does not impact the statements of operations and offsets against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Following the August 10, 2024 annual meeting, the Sponsor, byNordic Holdings and byNordic Holdings II converted an aggregate of 2,000,000 of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Conversion”). Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the redemptions in August 2024 and the Conversion, the Company had 3,947,796 shares of Class A common stock (including 2,000,000 converted shares of Class B common stock) and 3,750,000 shares of Class B common stock outstanding.

Since December 31, 2024, until the filing of this Form 10-K, the Company has deposited an aggregate of $120,936 to the Trust Account to extend the Combination Period to April 12, 2025.

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

In December 2024 and January 2025, the Company issued promissory notes in the principal amount of $300,000 (the “December 2024 Note”) and $400,000 (the “January 2025 Note”), respectively, to DDM. The proceeds of the borrowings under the December 2024 Note and January 2025 Note will be used to provide the Company with general working capital. The notes are not convertible into securities of the Company, bear no interest, and are due upon the consummation of a Business Combination.

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan, the Additional Working Capital Loan are sometimes referred to herein, collectively, as the “Convertible Promissory Notes.” The December 2023 Note, the April 2024 Note, the June 2024 Note, the August 2024 Note, the September 2024 Note, the December 2024 Note and the January 2025 Note are sometimes referred to herein, collectively, as the “Non-convertible Promissory Notes.”

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

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination until the filing of this Form 10-K, the Company has deposited an aggregate of $3,302,496 to the Trust Account to extend the Combination Period to April 12, 2025.

At December 31, 2024, the Company had withdrawn and paid to tax authorities $51,429 from the Trust Account in excess of taxes incurred. In November 2024, $79,000 was paid to the Internal Revenue Service for the Company’s income taxes.

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

Risks and Uncertainties

Geopolitical events, including the Russian invasion of Ukraine, the Israel-Hamas war and increased hostilities in the Middle East region, have had a material adverse effect on financial and business conditions in Europe in a manner that could materially and adversely affect the business and prospects of potential targets for our initial Business Combination. These circumstances could reduce the number of attractive targets for our initial business combination, increase the cost of our initial Business Combination and delay or prevent us from completing our initial Business Combination.

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company was required to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

In October 2024, the Company filed its excise tax return and paid $1,455,187 arising from the redemption of Public Shares in August 2023. Along with the redemption of the Company’s Public Shares in August 2024, the Company recorded a 1% tax liability of approximately $294,914 on the balance sheet as of the redemption date.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had cash of $272,588 not held in the Trust Account and a working capital deficit of $6,663,930.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of December 31, 2024 borrowed $6,235,000 to be used to extend the Combination Period and for general working capital purposes (Note 5).

Under the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors of the Company has the ability to extend the Business Combination period on a monthly basis through August 12, 2025 by causing $40,312 to be deposited to the Company’s Trust Account with respect to each such extension. The Company currently has until April 12, 2025 or the end of any further extension period to consummate a Business Combination. Any extension beyond August 12, 2025 would require an amendment to the Company’s Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by August 12, 2025 or such later date to which the Business Combination period may be extended. If a Business Combination is not consummated by August 12, 2025 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, Nasdaq listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2025 or at the end of any further extension period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements (see Note 9).

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

Marketable Securities Held in Trust Account

At December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023. The Company held $272,588 and $2,306,735 in cash as of December 31, 2024 and 2023, respectively. Included in the cash as of December 31, 2024, is $51,429 of excess withdrawals from the Trust Account restricted for the payment of taxes.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were 294.7% and 26.9% for the year ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as redeemable Class A Common Stock and non-redeemable Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A Common Stock in the aggregate. At December 31, 2024 and 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A Common Stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net (loss) income per common share (1)
Numerator:
Allocation of net (loss) income	$(58,365)	$(148,172)	$2,192,735	$1,213,954

Denominator:
Basic and diluted weighted average shares outstanding	2,635,195	6,690,000	12,083,988	6,690,000
Basic and diluted net (loss) income per common share	$(0.02)	$(0.02)	$0.18	$0.18

(1)	The prior period has been revised to conform to the current period presentation

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The Company’s shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

As December 31, 2024 and 2023, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption

	Shares	Amount
December 31, 2022	17,250,000	$177,952,353
Less:
Redemptions	(13,663,728)	(145,584,637)
Add:
Remeasurement adjustment on redeemable common stock	—	7,056,638
December 31, 2023	3,586,272	$39,424,354
Less:
Redemptions	(2,578,476)	(29,491,422)
Add:
Remeasurement adjustment on redeemable common stock	—	1,983,355
December 31, 2024	1,007,796	$11,916,287

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s consolidated financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. WARRANTS

As of December 31, 2024 and 2023, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 4. PRIVATE PLACEMENT

As of December 31, 2024, the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

DDM Debt AB

On December 15, 2023, the Company issued the December 2023 Note in the principal amount of $1,700,000 to DDM, an affiliate of the Company’s sponsor. The December 2023 Note will be used to provide the Company with general working capital. The December 2023 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the December 2023 Note may be accelerated. If the Company completes the Business Combination, the Company would expect to repay the December 2023 Note from funds that are released to the Company from the Trust Account. If the Company does not complete a Business Combination, the Company will repay the December 2023 Note only from funds held outside of the Trust Account

On April 10, 2024, the Company issued the April 2024 Note in the principal amount of $300,000 to DDM, an affiliate of the Company’s Sponsor. The proceeds of the April 2024 Note will be used to provide the Company with general working capital. The April 2024 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the April 2024 Note may be accelerated. If the Company does not consummate an initial Business Combination, the April 2024 Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s Initial Public Offering.

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

In August and September 2024, the Company issued the August 2024 Note in the principal amount of $200,000 and the September 2024 Note in the principal amount of $300,000, respectively, to DDM. The proceeds of the borrowings under the August 2024 Note and September 2024 Note will be used to provide the Company with general working capital. The notes are not convertible into securities of the Company, bear no interest, and are due upon the consummation of a Business Combination.

In December 2024 and January 2025, the Company issued promissory notes in the principal amount of $300,000 (the “December 2024 Note”) and $400,000 (the “January 2025 Note”), respectively, to DDM. The proceeds of the borrowings under the December 2024 Note and January 2025 Note will be used to provide the Company with general working capital. The notes are not convertible into securities of the Company, bear no interest, and are due upon the consummation of a Business Combination.

The Company accounts for its Convertible Promissory Notes due the Sponsor under ASC Topic 470 “Debt”. As such, the debt is reported at its carrying value. Additionally, the economic characteristics and risks of the conversion options embedded in the debt instruments are considered a derivative. However, under ASC Topic 815 the embedded conversion option qualifies for a scope exception from being bifurcated from the debt instrument. As a result, the conversion option is not bifurcated from the convertible notes.

As of December 31, 2024 and 2023, the Company had an aggregate of $6,235,000 and $4,935,000, respectively, outstanding balance under the Convertible Promissory Notes and the Non-convertible Promissory Notes.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024 and 2023, the Company incurred $120,000, of which $207,500 and $117,500, respectively, is recorded as due to the Sponsor in the balance sheets.

Due to Related Party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At December 31, 2024 and 2023, excluding the promissory notes to the Sponsor or its affiliates that were outstanding at December 31, 2024 and 2023, the Company owed related parties $207,500 and $117,500, respectively, including administrative support fees owed to the Sponsor.

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

In 2023, the Company entered into multiple loans with the Sponsor or its affiliates. At December 31, 2024 and 2023, there was $6,235,000 and $4,935,000, respectively, related to these loans outstanding, of which $3,235,000 may be convertible into Private Shares at a price of $10.00 per Private Share. The Private Shares will be identical to the Private Shares described herein. Additionally, at December 31, 2024 and 2023, the Company had $3,000,000 and $1,700,000, respectively, outstanding to an affiliate of the Sponsor that may not be converted into Private Shares.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Following the August 7, 2024, annual meeting, the Sponsor, byNordic Holdings and byNordic Holdings II converted an aggregate of 2,000,000 of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Conversion”). Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the redemptions in August 2024 and the Conversion, the Company had 3,947,796 shares of Class A common stock (including 2,000,000 converted shares of Class B common stock) and 3,750,000 shares of Class B common stock outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock, with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. At December 31, 2024 and 2023, there were 2,940,000 and 940,000 shares of Class A Common Stock issued and outstanding, respectively, (excluding 1,007,796 and 3,586,272 shares subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At December 31, 2024 and 2023, there were 3,750,000 and 5,750,000 Founder Shares issued and outstanding, respectively.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax liability at December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets (liability)
Organizational costs/Startup expenses	$745,861	$455,524
Unrealized gain – Trust	(9,383)	(36,946)
Total deferred tax assets (liability)	736,478	418,578
Valuation Allowance	(745,861)	(455,524)
Deferred tax assets (liability), net of allowance	$(9,383)	$(36,946)

The income tax provision for the year ended December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$340,175	$1,343,324
Deferred	(317,899)	(364,739)
State and Local
Change in valuation allowance	290,336	274,655

Income tax provision	$312,612	$1,253,240

As of December 31, 2024 and 2023, the Company had no U.S. federal net operating loss carryovers and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024 and 2023, the change in the valuation allowance was $290,336 and $274,655, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2024 and 2023 is as follows:

	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	273.7%	5.9%
Income tax provision	294.7%	26.9%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, (“CODM”) or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating costs	$(1,454,382)	$(1,494,067)
Interest earned on cash and marketable securities held in Trust Account	$1,560,457	$6,153,996

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash and marketable securities held in Trust Account and operating costs. The CODM reviews interest earned on cash and marketable securities held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than disclosed in the Notes or as described below, that would have required adjustment or disclosure in the financial statements.

On January 8, 2025 and March 7, 2025 the Company issued promissory notes in the principal amount of $400,000 and $250,000, respectively, to DDM Debt AB, an affiliate of Water by Nordic AB, the Company’s sponsor. The proceeds of the Notes will be used to provide the Company with general working capital.

The Notes bear no interest and are payable in full upon the consummation of the Company’s initial business combination. A failure to pay the principal on the maturity date shall be deemed an event of default, in which case the Notes may be accelerated. If the Company does not consummate an initial business combination, the Notes will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering.

On February 11, 2025 the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that the staff of Nasdaq determined that: the Company’s securities would be delisted from Nasdaq, and trading of the Company’s Class A common stock, warrants, and units will be suspended at the opening of business on February 18, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2. Under Rule IM-5101-2, purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by February 8, 2025, the Company did not comply with Rule IM-5101-2, and its securities became subject to delisting.

The Company could have appealed the Nasdaq staff’s determination to a hearings panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. However, the staff noted that pursuant to Nasdaq Listing Rule 5815(c)(1)(H), in the case of a Company whose business plan is to complete one or more acquisitions, as described in Rule IM-5101-2, where the staff’s delisting determination letter issued is based on a failure to satisfy the requirement set forth in Rule IM-5101-2(b) to complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, the panel may only reverse a delisting decision where the panel determines that the staff delisting determination letter was in error and that the Company never failed to satisfy the requirement.

The Company elected not to appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on February 18, 2025. The Company’s units, common stock and warrants commenced trading on the over-the-counter market on February 18, 2025.

Extension of Business Combination Period to April 12, 2025

As previously disclosed, on August 7, 2024, BYNO held an annual meeting of stockholders to consider, among other things, proposals to amend BYNO’s amended and restated certificate of incorporation in order to extend the time the Company has to complete its initial business combination from August 12, 2024 to August 12, 2025, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company, without another stockholder vote, to elect to extend the termination date by one additional month, for a total of twelve additional months, until August 12, 2025, unless the closing of BYNO’s initial business combination shall have occurred prior thereto.

In January, February, and March, 2025, the Company funded monthly extensions previously approved by the board by depositing $40,312 into the Trust Account for each extension, thereby extending the time available to the Company to consummate its initial business combination April 12, 2025.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Charter Amendment to the Amended and Restated Certificate of Incorporation of byNordic Acquisition Corporation dated August 8, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 9, 2024)
4.1	Description of Registered Securities.*
10.1	Promissory Note, dated April 10, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 12, 2024)
10.2	Promissory Note, dated June 17, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2024)
10.3	Promissory Note, dated August 5, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 9, 2024)
10.4	Promissory Note, dated September 24, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 30, 2024)
19.1	Insider Trading Policy*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	byNordic Acquisition Corporation Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 2, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025	BYNORDIC ACQUISITION CORPORATION

	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonas Olsson	Chairman of the Board	March 31, 2025
Jonas Olsson

/s/ Michael Hermansson	Chief Executive Officer	March 31, 2025
Michael Hermansson	(Principal Executive Officer)

/s/ Thomas Fairfield	Chief Financial Officer and Chief Operating Officer	March 31, 2025
Thomas Fairfield	(Principal Financial and Accounting Officer)

/s/ Anna Yukiko Bickenbach	Director	March 31, 2025
Anna Yukiko Bickenbach

/s/ Anders Norlin	Director	March 31, 2025
Anders Norlin

/s/ Fredrik Elmberg	Director	March 31, 2025
Fredrik Elmberg

/s/ Steven Wasserman	Director	March 31, 2025
Steven Wasserman