Form 10-Q
period 2025-03-31
byNordic Acquisition Corp
filed 2025-05-15
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

+46 707 29 41 00

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one half of one redeemable warrant	BYNOU	OTC Pink Current Market
Class A common stock, $0.0001 par value	BYNO	OTC Pink Current Market
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BYNOW	OTC Pink Current Market

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

As of May 15, 2025, there were 3,947,796 shares of Class A common stock, $0.0001 par value and 3,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$269,457	$272,588
Prepaid franchise tax	59,351	78,593
Prepaid expenses and other current assets	59,000	32,587
Total current assets	387,808	383,768

Marketable securities held in Trust Account	12,111,428	11,864,847
Total assets	$12,499,236	$12,248,615

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$341,274	$298,650
Excise tax payable	659	295,573
Income taxes payable	24,254	1,592
Deferred tax liability	9,090	9,383
Promissory note – related party	6,885,000	6,235,000
Due to related party	217,500	207,500
Total current liabilities	7,477,777	7,047,698

Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	$13,690,277	$13,260,198

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,007,796 shares at redemption value of $12.03 and $11.82 per share as of March 31, 2025 and December 31, 2024, respectively	$12,121,047	$11,916,287

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,940,000 issued and outstanding as of March 31, 2025 and December 31, 2024 (excluding 1,007,796 shares subject to possible redemption)	294	294
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding as of March 31, 2025 and December 31, 2024	375	375
Additional paid-in capital	—	—
Accumulated deficit	(13,312,757)	(12,928,539)
Total stockholders’ deficit	(13,312,088)	(12,927,870)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$12,499,236	$12,248,615

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
General and administrative support fees	$30,000	$30,000
Franchise taxes	19,451	45,600
Insurance	61,330	44,748
Listing and filing fees	65,608	58,233
Other operating costs	106,671	152,260
Total loss from operations	(283,060)	(330,841)

Other income:
Interest earned on marketable securities held in Trust Account	125,971	526,580

(Loss) income before provision for income taxes	(157,089)	195,739
Provision for income taxes	(22,369)	(101,006)
Net (loss) income	$(179,458)	$94,733

Weighted average redeemable Class A common shares outstanding - basic and diluted	1,007,796	3,586,272
Net (loss) income per redeemable Class A common stock - basic and diluted	$(0.02)	$0.01
Weighted average non-redeemable Class A and Class B common stock outstanding - basic and diluted	6,690,000	6,690,000
Net (loss) income per non-redeemable Class A and Class B common stock - basic and diluted	$(0.02)	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,940,000	$294	3,750,000	$375	$—	$(12,928,539)	$(12,927,870)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(204,760)	(204,760)
Net loss	—	—	—	—	—	(179,458)	(179,458)
Balance – March 31, 2025	2,940,000	$294	3,750,000	$375	$—	$(13,312,757)	$(13,312,088)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	940,000	$94	5,750,000	$575	$—	$(10,443,733)	$(10,443,064)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(580,759)	(580,759)
Net income	—	—	—	—	—	94,733	94,733
Balance – March 31, 2024	940,000	$94	5,750,000	$575	—	$(10,929,759)	$(10,929,090)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(179,458)	$94,733
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss on marketable securities held in Trust Account	—	(1,190)
Interest earned on cash and marketable securities held in Trust Account	(125,645)	(516,175)
Deferred taxes payable	(293)	(36,946)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,413)	(20,848)
Excise tax payable	(294,914)	—
Accrued expenses and other current liabilities	42,624	61,268
Taxes payable	41,904	161,702
Due to related party	10,000	20,000
Net cash used in operating activities	(532,195)	(237,456)

Cash Flows from Investing Activities:
Withdrawal from trust account	—	21,660
Investment of cash in Trust Account	(120,936)	(210,000)
Net cash used in investing activities	(120,936)	(188,340)

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	650,000	—
Net cash provided by financing activities	650,000	—

Net Change in Cash	(3,131)	(425,796)
Cash – Beginning of period	272,588	2,306,735
Cash – End of period	$269,457	$1,880,939

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$204,760	$580,759

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through March 31, 2025, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be $12.03 per Public Share, plus a pro rata share of any additional deposits made to the Trust Account in connection with extensions of the period of time the Company has to complete a Business Combination and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

MARCH 31, 2025

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

Since March 31, 2025, until the filing of this Form 10-Q, the Company has deposited an aggregate of $80,624 to the Trust Account to extend the Combination Period to June 12, 2025.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

In December 2024, January 2025 and March 2025, the Company issued promissory notes in the principal amount of $300,000 (the “December 2024 Note”), $400,000 (the “January 2025 Note”) and $250,000 (the “March 2025 Note”), respectively, to DDM. The proceeds of the borrowings under the December 2024 Note, January 2025 Note and March 2025 Note will be used to provide the Company with general working capital. The notes are not convertible into securities of the Company, bear no interest, and are due upon the consummation of a Business Combination.

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan, the Additional Working Capital Loan are sometimes referred to herein, collectively, as the “Convertible Promissory Notes.” The December 2023 Note, the April 2024 Note, the June 2024 Note, the August 2024 Note, the September 2024 Note, the December 2024 Note, the January 2025 Note and the March 2025 Note are sometimes referred to herein, collectively, as the “Non-convertible Promissory Notes.”

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

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination until the filing of this Form 10-Q, the Company has deposited an aggregate of $3,383,120 to the Trust Account to extend the Combination Period to June 12, 2025.

At March 31, 2025, the Company had withdrawn and paid to tax authorities $9,608 from the Trust Account in excess of taxes incurred. In April 2025, $28,924 was paid to the Internal Revenue Service for the Company’s income taxes.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

On September 5, 2024, Nasdaq notified the Company that it had regained compliance with the minimum 400 total shareholders requirement under the Rule. The Company is in compliance with the Nasdaq Rule and its securities continued to be listed and traded on The Nasdaq Stock Market.

On February 11, 2025 the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that the staff of Nasdaq determined that: the Company’s securities would be delisted from Nasdaq, and trading of the Company’s Class A common stock, warrants, and units would be suspended at the opening of business on February 18, 2025, and a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by February 8, 2025, the Company did not comply with Rule IM-5101-2, and its securities became subject to delisting.

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

Extension of Business Combination Period to June 12, 2025

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

In 2025 until the filing of this Form 10-Q, the Company funded monthly extensions previously approved by the board by depositing $40,312 into the Trust Account for each extension, thereby extending the time available to the Company to consummate its initial business combination June 12, 2025.

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

MARCH 31, 2025

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

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company was required to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

In October 2024, the Company filed its excise tax return and paid $1,455,187 arising from the redemption of Public Shares in August 2023. Along with the redemption of the Company’s Public Shares in August 2024, the Company recorded a 1% tax liability of approximately $294,914 on the balance sheet as of the redemption date. In March 2025, the Company filed its 2024 excise tax return and paid $294,914 in excise taxes.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had cash of $269,457 not held in the Trust Account and a working capital deficit of $7,089,969.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of March 31, 2025 borrowed $6,885,000 to be used to extend the Combination Period and for general working capital purposes (Note 5).

Under the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors of the Company has the ability to extend the Business Combination period on a monthly basis through August 12, 2025 by causing $40,312 to be deposited to the Company’s Trust Account with respect to each such extension. The Company currently has until June 12, 2025 or the end of any further extension period to consummate a Business Combination. Any extension beyond August 12, 2025 would require an amendment to the Company’s Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by June 12, 2025 or such later date to which the Business Combination period may be extended. If a Business Combination is not consummated by June 12, 2025 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, securities listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2025 or at the end of any further extension period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

MARCH 31, 2025

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

Marketable Securities Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024. The Company held $269,457 and $272,588 in cash as of March 31, 2025 and December 31, 2024, respectively. Included in the cash as of March 31, 2025 and December 31, 2024 is $9,608 and $51,429, respectively, of excess withdrawals from the Trust Account restricted for the payment of taxes.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were (14.2)% and 51.6% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through March 31, 2025.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as redeemable Class A Common Stock and non-redeemable Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A Common Stock in the aggregate. At March 31, 2025 and 2024, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A Common Stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025		2024
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(23,495)	$(155,963)	$33,060	$61,673

Denominator:
Basic and diluted weighted average shares outstanding	1,007,796	6,690,000	3,586,272	6,690,000
Basic and diluted net (loss) income per common share	$(0.02)	$(0.02)	$0.01	$0.01

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

As March 31, 2025 and December 31, 2024, the amount of public common stock reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption	Shares	Amount
December 31, 2023	3,586,272	$39,424,354
Less:
Remeasurement adjustment on redeemable common stock	(2,578,476)	(29,491,422)
Add:
Remeasurement adjustment on redeemable common stock	—	1,983,355
December 31, 2024	1,007,796	11,916,287
Add:
Remeasurement adjustment on redeemable common stock	—	204,760
March 31, 2025	1,007,796	$12,121,047

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 3. WARRANTS

As of March 31, 2025 and December 31, 2024, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

As of March 31, 2025, the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

DDM Debt AB

On December 15, 2023, the Company issued the December 2023 Note in the principal amount of $1,700,000 to DDM, an affiliate of the Company’s sponsor. The December 2023 Note was used to provide the Company with general working capital. The December 2023 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the December 2023 Note may be accelerated. If the Company completes the Business Combination, the Company would expect to repay the December 2023 Note from funds that are released to the Company from the Trust Account. If the Company does not complete a Business Combination, the Company will repay the December 2023 Note only from funds held outside of the Trust Account

On April 10, 2024, the Company issued the April 2024 Note in the principal amount of $300,000 to DDM, an affiliate of the Company’s Sponsor. The proceeds of the April 2024 Note will be used to provide the Company with general working capital. The April 2024 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the April 2024 Note may be accelerated. If the Company does not consummate an initial Business Combination, the April 2024 Note will be repaid solely to the extent the Company has funds available outside its Trust Account established in connection with the Company’s Initial Public Offering.

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

In December 2024, January 2025, and March 2025, the Company issued promissory notes in the principal amount of $300,000 (the “December 2024 Note”), $400,000 (the “January 2025 Note”) and $250,000 (the “March 2025 Note”), respectively, to DDM. The proceeds of the borrowings under the December 2024 Note, January 2025 Note and March 2025 Note will be used to provide the Company with general working capital. The notes are not convertible into securities of the Company, bear no interest, and are due upon the consummation of a Business Combination.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

As of March 31, 2025 and December 31, 2024, the Company had an aggregate of $6,885,000 and $6,235,000, respectively, outstanding balance under the Convertible Promissory Notes and the Non-convertible Promissory Notes.

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

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000, respectively, of which $217,500 and $207,500, respectively, is recorded as due to related party in the condensed balance sheets at March 31, 2025 and December 31, 2024.

Due to Related Party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At March 31, 2025 and December 31, 2024, excluding the promissory notes to the Sponsor or its affiliates that were outstanding at March 31, 2025 and December 31, 2024, the Company owed related parties $217,500 and $207,500, respectively, including administrative support fees owed to the Sponsor.

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

In 2023, the Company entered into multiple loans with the Sponsor or its affiliates. At March 31, 2025 and December 31, 2024, there was $6,885,000 and $6,235,000, respectively, related to these loans outstanding, of which $3,235,000 may be convertible into Private Shares at a price of $10.00 per Private Share. The Private Shares will be identical to the Private Shares described herein. Additionally, at March 31, 2025 and December 31, 2024, the Company had $3,650,000 and $3,000,000 outstanding, respectively, to an affiliate of the Sponsor that may not be converted into Private Shares.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

MARCH 31, 2025

(Unaudited)

Deferred Legal Fees

The Company’s legal counsel relating to the IPO has agreed to defer legal fees in the amount of $175,000, which amount will be paid from the funds held in the Trust Account upon and concurrently with the completion of a Business Combination. The Company’s IPO legal counsel will not be entitled to any interest accrued on the deferred legal fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock, with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 2,940,000 shares of Class A Common Stock issued and outstanding, respectively, (excluding 1,007,796 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 3,750,000 Founder Shares issued and outstanding.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 8 — SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating costs	$(283,060)	$(330,841)
Interest earned on cash and marketable securities held in Trust Account	$125,971	$526,580

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

In April and May 2025, the Company funded monthly extensions to the business combination period by depositing an aggregate of $80,624 into the Trust Account, thereby extending the time available for the Company to complete its initial Business Combination to June 12, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in the Company’s Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In December 2024, January 2025 and March 2025, the Company issued promissory notes in the principal amount of $300,000 (the “December 2024 Note”), $400,000 (the “January 2025 Note”) and $250,000 (the “March 2025 Note”), respectively, to DDM. The proceeds of the borrowings under the December 2024 Note, January 2025 Note and March 2025 Note will be used to provide the Company with general working capital. The December 2024 Note, the January 2025 Note and the March 2025 Note are not convertible into securities of the Company.

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan, the Additional Working Capital Loan are the Convertible Promissory Notes. And together the December 2023 Note, the April 2024 Note, the June 2024 Note, the August 2024 Note, the September 2024 Note, the December 2024 Note, the January 2025 Note and the March 2025 Note are the Non-convertible Promissory Notes.

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

Trust Account Funding

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination until the filing of this Form 10-K, the Company has deposited an aggregate of $3,383,120 to the Trust Account to extend the Combination Period to June 12, 2025.

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

On February 11, 2025 the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that the staff of Nasdaq determined that: the Company’s securities would be delisted from Nasdaq, and trading of the Company’s Class A common stock, warrants, and units would be suspended at the opening of business on February 18, 2025, and a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by February 8, 2025, the Company did not comply with Rule IM-5101-2, and its securities became subject to delisting.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $179,458 which consisted of operating costs of $283,060 and federal income taxes of $22,369, partially offset by interest earned on investments held in trust account and cash of $125,971.

For the three months ended March 31, 2024, we had net income of $94,733 which consisted of interest earned on investments held in trust account and cash of $526,580, partially offset by operating costs of $330,841 and federal income taxes of $101,006.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had cash of $269,457 not held in the Trust Account and a working capital deficit of $7,089,969.

For the three months ended March 31, 2025, cash used in operating activities was $532,195. Net loss of $179,458 was affected by interest earned on investments in the Trust Account of $125,645 and deferred taxes of $293. Changes in operating assets and liabilities provided $226,799 of cash for operating activities. Cash used in investing activities was $120,936 which includes investment of cash to the Trust Account. Cash provided by financing activities includes $650,000 of proceeds from the promissory notes to related party.

For the three months ended March 31, 2024, cash used in operating activities was $237,456. Net income of $94,733 was affected by interest earned on investments in the Trust Account of $516,175, deferred taxes of $36,946 and unrealized gain on investments in the Trust Account of $1,190. Changes in operating assets and liabilities used $222,122 of cash for operating activities. Cash used in investing activities was $188,340 including $21,660 withdrawn from the Trust Account to pay taxes partially offset by $210,000 of deposits to the Trust Account.

As of March 31, 2025, we had marketable securities and cash held in the Trust Account of $12,111,428 consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2025, we did not withdrawn any interest earned on the Trust Account for the payment of franchise and income taxes.

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

As of March 31, 2025, the Company had cash of $269,457 not held in the Trust Account and available for working capital purposes.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of March 31, 2025 borrowed $6,885,000 to be used to extend the Combination Period and for general working capital purposes. The aggregate principal amounts outstanding under Convertible and Non-Convertible Promissory Notes issued to the Sponsor and DDM Debt AB are $3,235,000 and $3,650,000, respectively.

The Company currently has until June 12, 2025 or the end of any further extension period to consummate a Business Combination, provided that any extension beyond August 12, 2025 must be pursuant to an amendment of its Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by June 12, 2025 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by June 12, 2025 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, securities listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2025 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and outstanding promissory notes to the Sponsor and its affiliates in the aggregate amount of $6,885,000 as of March 31, 2025. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Policies

We describe our significant accounting policies in Note 2 - Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2024 filed with the SEC.

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

BYNORDIC ACQUISITION CORPORATION

Date: May 15, 2025	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)