Form 10-Q
period 2025-06-30
byNordic Acquisition Corp
filed 2025-08-19
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 19, 2025, there were 3,376,743 shares of Class A common stock, $0.0001 par value and 3,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$220,291	$272,588
Income tax receivable	6,072	—
Prepaid franchise tax	32,572	78,593
Prepaid expenses and other current assets	41,795	32,587
Total current assets	300,730	383,768

Marketable securities held in Trust Account	12,308,566	11,864,847
Total assets	$12,609,296	$12,248,615

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$381,740	$298,650
Excise tax payable	—	295,573
Income taxes payable	—	1,592
Deferred tax liability	8,901	9,383
Promissory note – related party	7,085,000	6,235,000
Due to related party	247,500	207,500
Total current liabilities	7,723,141	7,047,698

Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	$13,935,641	$13,260,198

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,007,796 shares at redemption value of $12.23 and $11.82 per share as of June 30, 2025 and December 31, 2024, respectively	$12,322,125	$11,916,287

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,940,000 issued and outstanding as of June 30, 2025 and December 31, 2024 (excluding 1,007,796 shares subject to possible redemption)	294	294
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding as of June 30, 2025 and December 31, 2024	375	375
Additional paid-in capital	—	—
Accumulated deficit	(13,649,139)	(12,928,539)
Total stockholders’ deficit	(13,648,470)	(12,927,870)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$12,609,296	$12,248,615

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative support fees	$30,000	$30,000	$60,000	$60,000
Franchise taxes	26,780	46,800	46,231	92,400
Insurance	58,721	64,565	120,051	109,313
Listing and filing fees	19,806	26,991	85,414	85,224
Other operating costs	107,624	183,027	214,295	335,287
Total loss from operations	(242,931)	(351,383)	(525,991)	(682,224)

Other income:
Interest earned on marketable securities held in Trust Account	128,284	532,914	254,255	1,059,494

(Loss) income before provision for income taxes	(114,647)	181,531	(271,736)	377,270
Provision for income taxes	(21,316)	(102,083)	(43,685)	(203,089)
Net (loss) income	$(135,963)	$79,448	$(315,421)	$174,181

Weighted average redeemable Class A common shares outstanding - basic and diluted	1,007,796	3,586,272	1,007,796	3,586,272
Net (loss) income per redeemable Class A common stock - basic and diluted	$(0.02)	$0.01	$(0.04)	$0.02
Weighted average non-redeemable Class A and Class B common stock outstanding - basic and diluted	6,690,000	6,690,000	6,690,000	6,690,000
Net (loss) income per non-redeemable Class A and Class B common stock - basic and diluted	$(0.02)	$0.01	$(0.04)	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,940,000	$294	3,750,000	$375	$—	$(12,928,539)	$(12,927,870)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(204,760)	(204,760)
Net loss	—	—	—	—	—	(179,458)	(179,458)
Balance – March 31, 2025	2,940,000	$294	3,750,000	$375	$—	$(13,312,757)	$(13,312,088)
Reversal of excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—
Reversal of excess excise tax payable	—	—	—	—	—	659	659
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(201,078)	(201,078)
Net loss	—	—	—	—	—	(135,963)	(135,963)
Balance – June 30, 2025	2,940,000	$294	3,750,000	$375	$—	$(13,649,139)	$(13,648,470)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	940,000	$94	5,750,000	$575	$—	$(10,443,733)	$(10,443,064)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(580,759)	(580,759)
Net income	—	—	—	—	—	94,733	94,733
Balance – March 31, 2024	940,000	94	5,750,000	575	—	(10,929,759)	(10,929,090)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(691,407)	(691,407)
Net income	—	—	—	—	—	79,448	79,448
Balance – June 30, 2024	940,000	$94	5,750,000	$575	$—	$(11,541,718)	$(11,541,049)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(315,421)	$174,181
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	—	1,903
Interest earned marketable securities held in Trust Account	(253,882)	(1,044,559)
Deferred taxes payable	(482)	(36,946)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,208)	(7,573)
Accrued expenses and other current liabilities	83,090	70,678
Excise tax payable	(294,914)	—
Franchise and federal income taxes payable	38,357	82,863
Due to related party	40,000	50,000
Net cash used in operating activities	(712,462)	(709,453)

Cash Flows from Investing Activities:
Withdrawal from trust account	52,037	329,412
Investment of cash in Trust Account	(241,872)	(525,000)
Net cash used in investing activities	(189,835)	(195,588)

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	850,000	500,000
Net cash provided by financing activities	850,000	500,000

Net Change in Cash	(52,297)	(405,041)
Cash – Beginning of period	272,588	2,306,735
Cash – End of period	$220,291	$1,901,694

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$405,838	$1,272,166
Reversal of excise tax payable attributable to redemption of common stock	659	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through June 30, 2025, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. If the Company seeks to list its securities on Nasdaq following a Business Combination, to comply with Nasdaq rules, among other requirements, the Business Combination would need to be with one or more target companies having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company anticipates structuring its Business Combination either (i) in such a way so that the post-transaction company in which the holders of Public Shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the Company’s stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination.  There is no assurance that the Company will be able to successfully effect a Business Combination or that it would be able to list its securities on Nasdaq following completion of a Business Combination.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

JUNE 30, 2025

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

At the annual meeting on August 7, 2024, the stockholders of the Company approved amendments (the “August 2024 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to permit the Board to extend the Combination Period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the Board in its sole discretion, by depositing $40,312 for each such monthly extension to the Trust Account, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the August 2024 amendments to the Company’s Amended and Restated Certificate of Incorporation, 2,578,476 of the Public Shares were tendered for redemption for $29,491,422 or approximately $11.44 per share.

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

In July and August 2025, the Company funded monthly extensions to the Combination Period by depositing an aggregate of $57,782 into the Trust Account, thereby extending the time available for the Company to complete its initial Business Combination to September 12, 2025.

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

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan and the Additional Working Capital Loan are sometimes referred to herein, collectively, as the “Convertible Promissory Notes.”

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, and June 2025, the Company issued promissory notes (together the “Non-convertible Promissory Notes”) to DDM Debt AB (“DDM”), an affiliate of the Sponsor with an aggregate value of $3,850,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital. The Non-convertible Promissory Notes are not convertible into securities of the Company and are due upon the consummation of a Business Combination.

Neither the Convertible Promissory Notes or the Non-convertible Promissory Notes bear interest and are due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company would expect to repay the Convertible Promissory Notes and the Non-convertible Promissory Notes from funds that are released to the Company from the Trust Account. At the option of the holder of the Convertible Promissory Notes, the holder may convert all or a portion of the Convertible Promissory Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein (Note 5).

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share following the exercise of the Company’s Initial Extension) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share, due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination

From May 8, 2023, when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through the date of this filing, the Company had deposited an aggregate of $3,481,214 to the Trust Account to extend the Combination Period to August 12, 2025.

At June 30, 2025, the Company had withdrawn from the Trust Account and paid to tax authorities $13,550 in excess of taxes incurred. The amount of tax payments in excess of taxes incurred will be credited against future taxes due.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

On September 5, 2024, Nasdaq notified the Company that it had regained compliance with the minimum 400 total shareholders requirement under the Rule. The Company is in compliance with the Nasdaq Rule and its securities continued to be listed and traded on Nasdaq.

On February 11, 2025 the Company received a letter from the Listing Qualifications Department of Nasdaq stating that the staff of Nasdaq determined that: the Company’s securities would be delisted from Nasdaq, and trading of the Company’s Class A common stock, warrants, and Units would be suspended at the opening of business on February 18, 2025, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by February 8, 2025, the Company did not comply with Rule IM-5101-2, and its securities became subject to delisting.

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

Extensions of Business Combination Period

As previously disclosed, on August 7, 2024, the Company held an annual meeting of stockholders to consider, among other things, proposals to amend the Company’s amended and restated certificate of incorporation in order to extend the time the Company has to complete its initial Business Combination from August 12, 2024 to August 12, 2025, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company, without another stockholder vote, to elect to extend the termination date by one additional month, for a total of twelve additional months, until August 12, 2025, unless the closing of the Company’s initial Business Combination shall have occurred prior thereto.

In 2025 until the filing of this Form 10-Q, the Company funded monthly extensions previously approved by the board by depositing $40,312 into the Trust Account for each extension, thereby extending the time available to the Company to consummate its initial business combination to August 12, 2025.

Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 6, 2025, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2026. On August 11, 2025 the Company exercised a further extension of the Combination Period to September 12, 2025 and deposited $17,470 into the Trust Account in connection with such extension. (See Note 9).

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

On February 24, 2022, the Russian Federation launched an invasion of Ukraine, and on October 7, 2023, Israel declared war against Hamas. These conflicts have continued to escalate without any resolution foreseeable in the near future with the short and long-term impact on financial and business conditions in Europe remaining highly uncertain. As a result of the invasion of Ukraine, the United States, the European Union, Canada and other countries have imposed sanctions against the Russian Federation contributing to higher inflation and disruptions to supply and distribution chains. The impact of the sanctions also includes disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. Many multinational corporations have exceeded what is required by the newer and stricter sanctions in reducing or terminating their business ties to the Russian Federation. The Russian Federation could resort to cyberattacks and other actions that impact businesses across Europe including those without any direct business ties to the Russian Federation. The continuing geopolitical uncertainty relating to the Israel-Hamas war, other conflicts in the Middle East, terrorist attacks or other hostile acts, civil unrest, including demonstrations and protests, regionally, in Europe or the United States, could cause further damage or disruption to international commerce and the global economy, and thus have a material adverse effect on the business, the cost and availability of capital and prospects of technology companies in northern Europe which are the focus of the Company’s search for a Business Combination. The number of attractive targets for the Company’s Business Combination could be reduced, the cost of a Business Combination may be increased, and the Company could experience a delay of, or inability to complete a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company filed excise returns and remitted payment with respect to stock redemptions associated with extensions of the Business Combination period in August 2023 and August 2024. In October 2024, the Company filed its excise tax return and paid $1,455,187 arising from the redemption of Public Shares in August 2023. Along with the redemption of the Company’s Public Shares in August 2024, the Company recorded a 1% tax liability of approximately $294,914 on the balance sheet as of the redemption date. In March 2025, the Company filed its 2024 excise tax return and paid $294,914 in excise taxes.

Whether and to what extent the Company would be subject to the Excise Tax in the future will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Business Combination, (iii) the structure of a Business Combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), (v) whether we consummate a Business Combination, and (vi) the content of regulations and other guidance issued by the Treasury. It is possible that the Company will be subject to the Excise Tax with respect to any subsequent redemptions, including redemptions in connection with the Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in complete liquidation of the Company). As mentioned, the Excise Tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the Excise Tax (including as a result of public stockholders electing to exercise their redemption rights in connection with an Business Combination) could, however, reduce the amount of cash available to the Company to pay redemptions (or the cash contribution to the target business in connection with our Business Combination, which could hinder the Company’s ability to complete a Business Combination or cause the other stockholders of the combined company to economically bear the impact of such Excise Tax).

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had cash of $220,291 not held in the Trust Account and a working capital deficit of $7,422,411.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of June 30, 2025 borrowed $7,085,000 to be used to extend the Combination Period and for general working capital purposes (Note 5).

Under the Company’s Amended and Restated Certificate of Incorporation prior to its amendment on August 6, 2025, the Board of Directors of the Company elected to extend the Business Combination period through August 12, 2025 by depositing $40,312 to the Company’s Trust Account on July 9, 2025. Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 6, 2025, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2026. On August 11, 2025 the Company exercised a further extension of the Combination Period to September 12, 2025 and deposited $17,470 into the Trust Account in connection with such extension. (See Note 9). Any extension beyond August 12, 2026 would require an amendment to the Company’s Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by September 12, 2025 or such later date to which the Business Combination period may be extended. If a Business Combination is not consummated by September 12, 2025 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, securities listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 12, 2025 or at the end of any further extension period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed March 31, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

JUNE 30, 2025

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

Marketable Securities Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024. The Company held $220,291 and $272,588 in cash as of June 30, 2025 and December 31, 2024, respectively. Included in the cash as of June 30, 2025 and December 31, 2024 is $13,550 and $51,429, respectively, of prepaid taxes.

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

JUNE 30, 2025

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rates were (18.6)% and 56.2% for the three months ended June 30, 2025 and 2024, respectively, and (16.1)% and 53.8% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through June 30, 2025.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as redeemable Class A Common Stock and non-redeemable Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A Common Stock in the aggregate. At June 30, 2025 and 2024, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A Common Stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(17,800)	$(118,163)	$27,726	$51,722	$(41,295)	$(274,126)	$60,787	$113,394

Denominator:
Basic and diluted weighted average shares outstanding	1,007,796	6,690,000	3,586,272	6,690,000	1,007,796	6,690,000	3,586,272	6,690,000
Basic and diluted net (loss) income per common stock	$(0.02)	$(0.02)	$0.01	$0.01	$(0.04)	$(0.04)	$0.02	$0.02

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. The Company’s shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

At June 30, 2025 and December 31, 2024, the amount of public common stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption	Shares	Amount
December 31, 2023	3,586,272	$39,424,354
Less:
Remeasurement adjustment on redeemable common stock	(2,578,476)	(29,491,422)
Add:
Remeasurement adjustment on redeemable common stock	—	1,983,355
December 31, 2024	1,007,796	11,916,287
Add:
Remeasurement adjustment on redeemable common stock	—	204,760
March 31, 2025	1,007,796	$12,121,047
Add:
Remeasurement adjustment on redeemable common stock	—	201,078
June 30, 2025	1,007,796	$12,322,125

Recent Accounting Pronouncements

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law.  However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

In November 2024, FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 3. WARRANTS

As of June 30, 2025 and December 31, 2024, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2025

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

NOTE 4. PRIVATE PLACEMENT

As of June 30, 2025, the Sponsor, byNordic Holdings and byNordic Holdings II have purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Advances from Related Party

As of December 31, 2019, the Sponsor advanced the Company an aggregate of $105,000 to fund expenses in connection with the IPO. The advances were non-interest bearing and payable upon demand. On February 26, 2020, the advances were converted into loans under the Promissory Note (see below).

Promissory Note — Related Party

On February 26, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company borrowed $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the IPO. On February 26, 2020, the Company borrowed $13,750 under the Promissory Note and advances of $105,000 were converted into loans under the Promissory Note.

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

DDM Debt AB

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, and June 2025, the Company issued promissory notes (together the “Non-convertible Promissory Notes”) to DDM Debt AB (“DDM”), an affiliate of the Sponsor with an aggregate value of $3,850,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital. The Non-convertible Promissory Notes bear no interest, are not convertible into securities of the Company and are due upon the consummation of a Business Combination (the “Maturity Date”).

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Non-convertible Promissory Notes may be accelerated. If the Company completes the Business Combination, the Company would expect to repay the Non-Convertible Promissory Notes from funds that are released to the Company from the Trust Account or from other funds available to the surviving company in the Business Combination. If the Company does not complete a Business Combination, the Company will repay the Non-convertible Promissory Notes only from funds held outside of the Trust Account.

The Company accounts for its Convertible Promissory Notes due the Sponsor under ASC Topic 470 “Debt”. As such, the debt is reported at its carrying value. Additionally, the economic characteristics and risks of the conversion options embedded in the debt instruments are considered a derivative. However, under ASC Topic 815, the embedded conversion option qualifies for a scope exception from being bifurcated from the debt instrument. As a result, the conversion option is not bifurcated from the convertible notes.

As of June 30, 2025 and December 31, 2024, the Company had an aggregate of $7,085,000 and $6,235,000, respectively, in outstanding balances under the Convertible Promissory Notes and the Non-convertible Promissory Notes.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2025 and 2024, the Company incurred $30,000 and $60,000, respectively, of which $247,500 and $207,500, respectively, is recorded as due to related party in the condensed balance sheets at June 30, 2025 and December 31, 2024.

Due to Related Party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At June 30, 2025 and December 31, 2024, excluding the promissory notes to the Sponsor or its affiliates that were outstanding at June 30, 2025 and December 31, 2024, the Company owed related parties $247,500 and $207,500, respectively, including administrative support fees owed to the Sponsor.

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

In 2023, the Company entered into multiple loans with the Sponsor or its affiliates. At June 30, 2025 and December 31, 2024, there was $7,085,000 and $6,235,000, respectively, related to these loans outstanding, of which $3,235,000 may be convertible into Private Shares at a price of $10.00 per Private Share. The Private Shares will be identical to the Private Shares described herein. Additionally, at June 30, 2025 and December 31, 2024, the Company had $3,850,000 and $3,000,000 outstanding, respectively, to an affiliate of the Sponsor that may not be converted into Private Shares.

The Company’s Working Capital Loans have an embedded conversion feature determined to be a derivative in accordance with ASC 815-15. The Company determined that the conversion feature should not be bifurcated and accounted for as a derivative.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Shares and shares of the Class A Common Stock that may be issued upon conversion of the Working Capital Loans (and any shares of Class A Common Stock issuable upon the conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A Common Stock). The holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities pursuant to a registration rights agreement entered into with the Company.

The holders of the majority of the forward purchase shares (as defined below) will be entitled to make a single demand that the Company register such forward purchase shares pursuant to the Registration Rights Agreement, dated as of February 11, 2022, by and between the Company and Rothesay Investment SARL SPF (see below).

Forward Purchase Agreement

Rothesay Investment SARL SPF, a member of the Sponsor, has agreed, pursuant to a forward purchase agreement entered into with the Company, to purchase up to 1,000,000 shares of Class A Common Stock (referred to herein as the forward purchase shares) at $10.00 per share for gross proceeds up to $10,000,000 in a private placement that will occur concurrently with the consummation of the Business Combination. Rothesay’s purchase of forward purchase shares pursuant to the forward purchase agreement will be subject to the approval of Rothesay’s investment committee or other committee with decision-making authority to purchase the number of forward purchase shares approved by such committee and the other closing conditions set forth in the forward purchase agreement. If Rothesay Investment SARL SPF purchases forward purchase shares pursuant to the forward purchase agreement, the holders of a majority of these forward purchase shares will be entitled to make a single demand that the Company register such forward purchase shares pursuant to the Registration Rights Agreement, dated as of February 11, 2022, by and between the Company and Rothesay Investment SARL SPF. In addition, pursuant to the registration rights agreements, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock, with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 2,940,000 shares of Class A Common Stock issued and outstanding, respectively (excluding 1,007,796 shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 3,750,000 Founder Shares issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
Operating costs	$242,931	$351,383	$525,991	$682,224
Interest earned on marketable securities held in Trust Account	$128,284	$532,914	$254,255	$1,059,494

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

On July 9, 2025, the Company funded an extension that had previously been approved by the Board by depositing $40,312 into the Trust Account, thereby extending the time available to the Company to consummate its initial Business Combination from July 12, 2025 to August 12, 2025.

At an annual meeting on August 6, 2025, the stockholders of the Company approved amendments (the “August 2025 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period by one month each time from August 12, 2025 to August 12, 2026, or such earlier date as determined by the Board in its sole discretion, unless the closing of a Business Combination shall have occurred prior thereto.

In connection with the August 2025 amendments to the Company’s Amended and Restated Certificate of Incorporation, 571,053 of the Public Shares were tendered for redemption at a redemption price of approximately $12.29 per share.

Along with the redemptions of the Company’s Public Shares, the Company will record a 1% excise tax liability of approximately $70,197 on the balance sheet as of the redemption date. The liability will not impact the condensed statements of operations and will offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Following the August 2025 Amendments, the Company deposited $17,470 into the Trust Account to extend the Combination Period to September 12, 2025 and the Company will only exercise any further monthly extension if the Company or the Sponsor or one of its affiliates or designees deposits into the Trust Account the lesser of (i) $40,000 in the aggregate, or (ii) $0.04 per outstanding Public Share, with respect to each such extension.

In connection with the August 2025 Amendments and related transactions, Achilles Capital AB (formerly known as DDM Debt AB) funded a loan of $300,000 to the Company to fund ongoing working capital needs and the Company issued a promissory note to Achillies Capital AB in the amount of $300,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in the Company’s Form 10-K for the year ended December 31, 2024 and other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Stockholder Meetings

At an annual meeting on August 6, 2025, the stockholders of the Company approved amendments (the “August 2025 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period by one month each time from August 12, 2025 to August 12, 2026, or such earlier date as determined by the Board in its sole discretion, unless the closing of a Business Combination shall have occurred prior thereto. (See Note 9 of Notes to Condensed Financial Statements). The Company is required to deposit approximately $17,470 to the trust account with respect to each such monthly extension. In connection with the August 2025 Amendments, 571,053 of the public shares were tendered for redemption for a total redemption price of $7,019,651 or approximately $12.29 per share.

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

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan, and the Additional Working Capital Loan are the Convertible Promissory Notes.

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025 and June 2025, the Company issued promissory notes (together the “Non-convertible Promissory Notes”) to DDM Debt AB (“DDM”, currently named “Achilles Capital AB”), an affiliate of the Sponsor with an aggregate value of $3,850,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital.

In August 2025, Achilles Capital AB (formerly known as DDM Debt AB) funded a loan of $300,000 to the Company to fund ongoing working capital needs and the Company issued a promissory note to Achillies Capital AB in the amount of $300,000 (the “August 2025 Note”).

None of the Convertible Promissory Notes, the Non-convertible Promissory Notes or the August 2025 Note bear interest and are due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company would expect to repay the Convertible Promissory Notes, the Non-convertible Promissory Notes and the August 2025 Note from funds that are released to the Company from the Trust Account. At the option of the holder of the Convertible Promissory Notes, the holder may convert all or a portion of the Convertible Promissory Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein (Note 5 of Notes to Condensed Financial Statements).

Trust Account Funding

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through the date of this filing, the Company has deposited an aggregate of $3,481,214 to the Trust Account to extend the Combination Period to September 12, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $135,963 which consisted of operating costs of $242,931 and federal income taxes of $21,316, partially offset by interest earned on marketable securities held in trust account of $128,284.

For the three months ended June 30, 2024, we had net income of $79,448 which consisted of interest earned on marketable securities held in trust account of $532,914, partially offset by operating costs of $351,383 and federal income taxes of $102,083.

For the six months ended June 30, 2025, we had a net loss of $315,421 which consisted of operating costs of $525,991 and federal income taxes of $43,685, partially offset by interest earned on marketable securities held in trust account of $254,255.

For the six months ended June 30, 2024, we had a net income of $174,181, which consisted of interest earned on marketable securities held in trust account of $1,059,494 partially offset by operating costs of $682,224 and federal income taxes of $203,089.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had cash of $220,291 not held in the Trust Account and a working capital deficit of $7,422,411.

For the six months ended June 30, 2025, cash used in operating activities was $712,462. Net loss of $315,421 was affected by interest earned on cash and marketable securities in the Trust Account of $253,882 and deferred taxes of $6,554. Changes in operating assets and liabilities used $136,603 of cash for operating activities. Cash used in investing activities was $189,835 which includes investment of cash to the Trust Account of $241,872 and withdrawals from trust account of $52,037. Cash provided by financing activities includes $850,000 of proceeds from the promissory notes issued to a related party.

For the six months ended June 30, 2024, cash used in operating activities was $709,453. Net income of $174,181 was affected by interest earned on cash and marketable securities in the Trust Account of $1,044,559 and unrealized losses on investments in the Trust Account of $1,903. Changes in operating assets and liabilities used $159,022 of cash for operating activities. Cash used in investing activities was $195,588 including $329,412 withdrawn from the Trust Account to pay taxes partially offset by $525,000 of deposits to the Trust Account. Cash provided by financing activities includes $500,000 of proceeds from the promissory notes to related party.

As of June 30, 2025, we had marketable securities held in the Trust Account of $12,308,564 consisting of money market funds which are invested in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2025, we withdrew $52,037 of interest earned on the Trust Account for the payment of franchise and income taxes.

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

As of June 30, 2025, the Company had cash of $220,291 not held in the Trust Account and available for working capital purposes.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of June 30, 2025 borrowed $7,085,000 to be used to extend the Combination Period and for general working capital purposes. The aggregate principal amounts outstanding under Convertible and Non-Convertible Promissory Notes issued to the Sponsor and DDM Debt AB are $3,235,000 and $3,850,000, respectively.

The Company currently has until September 12, 2025 or the end of any further monthly extension period approved by the Board through August 12, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by September 12, 2025 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by September 12, 2025 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 12, 2025 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and outstanding promissory notes to the Sponsor and its affiliates in the aggregate amount of $7,085,000 as of June 30, 2025. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for accrued, deferred or contingent expenses and related accounting standards. We continue to consult with third-party professionals on complex questions regarding accounting for accrued, deferred or contingent expenses, and standardizing the processes for sharing, approving and evaluating contractual arrangements and invoices related to accrued, deferred or contingent expenses. We believe that the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note dated as of June 6, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 10, 2025)
10.2	Promissory Note dated as of August 11, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYNORDIC ACQUISITION CORPORATION

Date: August 19, 2025	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)