Form 10-Q
period 2025-09-30
byNordic Acquisition Corp
filed 2025-11-12
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 12, 2025, there were 3,376,743 shares of Class A common stock, $0.0001 par value and 3,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$244,010	$272,588
Prepaid franchise tax	26,692	—
Income tax receivable	2,072	78,593
Prepaid expenses and other current assets	27,160	32,587
Total current assets	299,934	383,768

Marketable securities held in Trust Account	5,436,203	11,864,847
Total assets	$5,736,137	$12,248,615

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$453,136	$298,650
Excise tax payable	70,197	295,573
Income taxes payable	—	1,592
Deferred tax liability	3,805	9,383
Promissory note – related party	7,385,000	6,235,000
Due to related party	277,500	207,500
Total current liabilities	8,189,638	7,047,698

Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	$14,402,138	$13,260,198

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 436,743 and 1,007,796 shares at redemption value of $12.47 and $11.82 per share as of September 30, 2025 and December 31, 2024, respectively	$5,444,988	$11,916,287

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,940,000 issued and outstanding as of September 30, 2025 and December 31, 2024 (excluding 436,743 and 1,007,796 shares subject to possible redemption), respectively	294	294
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding as of September 30, 2025 and December 31, 2024	375	375
Additional paid-in capital	—	—
Accumulated deficit	(14,111,658)	(12,928,539)
Total stockholders’ deficit	(14,110,989)	(12,927,870)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$5,736,137	$12,248,615

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative support fees	$30,000	$30,000	$90,000	$90,000
Insurance	55,641	68,359	175,692	177,672
Listing and filing fees	27,305	51,349	112,719	136,573
Other operating costs	210,087	341,379	470,613	769,066
Total loss from operations	(323,033)	(491,087)	(849,024)	(1,173,311)

Other income:
Interest earned on marketable securities held in Trust Account	91,138	363,973	345,393	1,423,467

(Loss) income before provision for income taxes	(231,895)	(127,114)	(503,631)	250,156
Provision for income taxes	(17,904)	(79,032)	(61,589)	(282,121)
Net loss	$(249,799)	$(206,146)	$(565,220)	$(31,965)

Weighted average redeemable Class A common shares outstanding - basic and diluted	697,441	2,381,115	903,208	3,181,621
Net loss per redeemable Class A common stock - basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.00)
Weighted average non-redeemable Class A and Class B common stock outstanding - basic and diluted	6,690,000	6,690,000	6,690,000	6,690,000
Net loss per non-redeemable Class A and Class B common stock - basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,940,000	$294	3,750,000	$375	$—	$(12,928,539)	$(12,927,870)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(204,760)	(204,760)
Net loss	—	—	—	—	—	(179,458)	(179,458)
Balance – March 31, 2025	2,940,000	294	3,750,000	375	—	(13,312,757)	(13,312,088)
Reversal of excess excise tax payable	—	—	—	—	—	659	659
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(201,078)	(201,078)
Net loss	—	—	—	—	—	(135,963)	(135,963)
Balance – June 30, 2025	2,940,000	294	3,750,000	375	$—	(13,649,139)	(13,648,470)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(70,197)	(70,197)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(142,523)	(142,523)
Net loss	—	—	—	—	—	(249,799)	(249,799)
Balance – September 30, 2025	2,940,000	$294	3,750,000	$375	$—	$(14,111,658)	$(14,110,989)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	940,000	$94	5,750,000	$575	$—	$(10,443,733)	$(10,443,064)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(580,759)	(580,759)
Net income	—	—	—	—	—	94,733	94,733
Balance – March 31, 2024	940,000	94	5,750,000	575	—	(10,929,759)	(10,929,090)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(691,407)	(691,407)
Net income	—	—	—	—	—	79,448	79,448
Balance – June 30, 2024	940,000	94	5,750,000	575	—	(11,541,718)	(11,541,049)
Conversion of Class B common stock to Class A common stock	2,000,000	200	(2,000,000)	(200)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(294,914)	(294,914)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(476,414)	(476,414)
Net loss	—	—	—	—	—	(206,146)	(206,146)
Balance – September 30, 2024	2,940,000	$294	3,750,000	$375	$—	$(12,519,192)	$(12,518,523)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(565,220)	$(31,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	—	128,443
Interest earned marketable securities held in Trust Account	(344,939)	(1,528,554)
Deferred taxes payable	(5,578)	(36,946)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,427	(248)
Accrued expenses and other current liabilities	154,486	263,078
Excise tax payable	(294,914)	—
Franchise and federal income taxes payable	48,237	36,416
Due to related party	70,000	70,000
Net cash used in operating activities	(932,501)	(1,099,776)

Cash Flows from Investing Activities:
Withdrawal from trust account	71,047	438,522
Cash withdrawn from Trust Account in connection with redemptions	7,019,660	29,491,422
Investment of cash in Trust Account	(317,124)	(710,624)
Net cash provided by investing activities	6,773,583	29,219,320

Cash Flows from Financing Activities:
Redemption of Class A Common Stock	(7,019,660)	(29,491,422)
Proceeds from promissory note to related party	1,150,000	1,000,000
Net cash used in financing activities	(5,869,660)	(28,491,422)

Net Change in Cash	(28,578)	(371,878)
Cash – Beginning of period	272,588	2,306,735
Cash – End of period	$244,010	$1,934,857

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$548,361	$1,748,580
Conversion of Class B common stock to non-redeemable Class A common stock	$—	$200
Excise tax payable	$69,538	$294,914

The accompanying notes are an integral part of the unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through September 30, 2025, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Following the August 7, 2024 annual meeting, the Sponsor, byNordic Holdings and byNordic Holdings II converted an aggregate of 2,000,000 of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Conversion”). Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the redemptions in August 2024 and the Conversion, the Company had 3,947,796 shares of Class A common stock (including 2,000,000 converted shares of Class B common stock) and 3,750,000 shares of Class B common stock outstanding.

At the annual meeting on August 6, 2025, the stockholders of the Company approved amendments (the “August 2025 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to permit the Board to extend the Combination Period by one month each time from August 12, 2025 to August 12, 2026, or such earlier date as determined by the Board in its sole discretion, by depositing $17,470 for each such monthly extension to the Trust Account, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the August 2025 amendments to the Company’s Amended and Restated Certificate of Incorporation, 571,053 of the Public Shares were tendered for redemption for $7,019,660 or approximately $12.29 per share.

Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of approximately $70,197 on the balance sheet as of the redemption date. The liability does not impact the statements of operations and offsets against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

In September, October and November 2025, the Company funded monthly extensions to the Combination Period by depositing an aggregate of $52,410 into the Trust Account, thereby extending the time available for the Company to complete its initial Business Combination to December 12, 2025.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

In August 2025, Achilles Capital AB (formerly known as DDM Debt AB) (Achilles”) funded a loan of $300,000 to the Company to fund ongoing working capital needs and the Company issued a promissory note to Achillies Capital AB in the amount of $300,000 (the “August 2025 Note”).

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, June 2025 and August 2025, the Company issued promissory notes (together the “Non-convertible Promissory Notes”) to Achilles, an affiliate of the Sponsor with an aggregate value of $4,150,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital. The Non-convertible Promissory Notes are not convertible into securities of the Company and are due upon the consummation of a Business Combination.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share following the exercise of the Company’s Initial Extension) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share, due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination From May 8, 2023, when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through the date of this filing, the Company had deposited an aggregate of $3,533,624 to the Trust Account to extend the Combination Period to December 12, 2025.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

As of September 30, 2025, the Company had withdrawn from the Trust Account and paid to tax authorities $8,776 in excess of taxes incurred. The amount of tax payments in excess of taxes incurred will be credited against future taxes due.

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

Extensions of Business Combination Period

As previously disclosed, on August 6, 2025, the Company held an annual meeting of stockholders to consider, among other things, proposals to amend the Company’s amended and restated certificate of incorporation in order to extend the time the Company has to complete its initial Business Combination from August 12, 2025 to August 12, 2026, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company, without another stockholder vote, to elect to extend the termination date by one additional month, for a total of twelve additional months, until August 12, 2026, unless the closing of the Company’s initial Business Combination shall have occurred prior thereto.

Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 6, 2025, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2026. The Company exercised monthly extensions of the business combination period in September, October and November 2025 and deposited $17,470 into the Trust Account in connection with each extension. With such extensions, the Combination period has been extended to December 12, 2025. (See Note 9).

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

SEPTEMBER 30, 2025

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

The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company filed excise returns and remitted payment with respect to stock redemptions associated with extensions of the Business Combination period in August 2023 and August 2024. In October 2024, the Company filed its excise tax return and paid $1,455,187 arising from the redemption of Public Shares in August 2023. Along with the redemption of the Company’s Public Shares in August 2024, the Company recorded a 1% tax liability of approximately $294,914 on the balance sheet as of the redemption date. In March 2025, the Company filed its 2024 excise tax return and paid $294,914 in excise taxes. In

In connection with the August 2025 annual meeting, 571,053 of the Public Shares were tendered for redemption for $7,019,660 or approximately $12.29 per share. Along with the redemptions of the Company’s Public Shares, the Company recorded a 1% excise tax liability of approximately $70,197 on the balance sheet as of the redemption date.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had cash of $244,010 not held in the Trust Account and a working capital deficit of $7,889,704.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of September 30, 2025 borrowed $7,385,000 to be used to extend the Combination Period and for general working capital purposes (Note 5).

Under the Company’s Amended and Restated Certificate of Incorporation prior to its amendment on August 6, 2025, the Board of Directors of the Company elected to extend the Business Combination period through August 12, 2025 by depositing $40,312 to the Company’s Trust Account for each month the board of directors elects to extend the Combination Period. Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 6, 2025, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2026, by depositing $17,470 to the Company’s Trust Account for each month the board of directors elects to extend the Combination Period. Any extension beyond August 12, 2026 would require an amendment to the Company’s Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by the Combination Period or such later date to which the Business Combination period may be extended. As of the filing of this Form 10-Q, the Company has deposited funds in the Trust Account to fund the Combination Period to December 12, 2025. If a Business Combination is not consummated by December 12, 2025 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern”, management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, securities listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 12, 2025 or at the end of any further extension period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed March 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

SEPTEMBER 30, 2025

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

Marketable Securities Held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024. The Company held $244,010 and $272,588 in cash as of September 30, 2025 and December 31, 2024, respectively. Included in the cash as of September 30, 2025 and December 31, 2024 is $8,776 and $51,429, respectively, of prepaid taxes.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares acquired by a director and officer of the Company at the same price acquired by the Sponsor. The acquired shares shall vest upon the Company consummating a Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director of officer is removed from office or ceases to be a director or officer, the Company will have the right to repurchase the individual’s Founder Shares at the price paid by the individual. The Founder Shares owned by the director or officer (1) may not be sold or transferred, until after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions.

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

SEPTEMBER 30, 2025

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rates were (7.7)% and (62.2)% for the three months ended September 30, 2025 and 2024, respectively, and (12.2)% and 112.8% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2025 and 2024, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through September 30, 2025.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company has two classes of shares, which are referred to as redeemable Class A Common Stock and non-redeemable Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net loss per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A Common Stock in the aggregate. At September 30, 2025 and 2024, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A Common Stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(23,583)	$(226,216)	$(54,112)	$(152,034)	$(67,233)	$(497,987)	$(31,965)	$(21,663)

Denominator:
Basic and diluted weighted average shares outstanding	697,441	6,690,000	2,381,115	6,690,000	903,208	6,690,000	3,181,621	6,690,000
Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.07)	$(0.07)	$(0.00)	$(0.00)

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

At September 30, 2025 and December 31, 2024, the amount of public common stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption	Shares	Amount
December 31, 2023	3,586,272	$39,424,354
Less:
Remeasurement adjustment on redeemable common stock	(2,578,476)	(29,491,422)
Add:
Remeasurement adjustment on redeemable common stock	—	1,983,355
December 31, 2024	1,007,796	11,916,287
Add:
Remeasurement adjustment on redeemable common stock	—	204,760
March 31, 2025	1,007,796	12,121,047
Add:
Remeasurement adjustment on redeemable common stock	—	201,078
June 30, 2025	1,007,796	12,322,125
Less:
Redemption	(571,053)	(7,019,660)
Add:
Remeasurement adjustment on redeemable common stock	—	142,523
September 30, 2025	436,743	$5,444.988

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

NOTE 3. WARRANTS

As of September 30, 2025 and December 31, 2024, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

As of September 30, 2025, the Sponsor, byNordic Holdings and byNordic Holdings II had purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

SEPTEMBER 30, 2025

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

Sponsor Notes

On May 9, 2023, the Company received the Initial Extension Loan with a principal amount of $1,725,000 from the Sponsor and on May 12, 2023, the Company received the Initial Working Capital Loan with a principal amount of $775,000 from the Sponsor. Additionally, on August 10, 2023, the Company issued two promissory notes to the Sponsor in the aggregate principal amount of $1,335,000 in consideration of the Additional Extension Loan and the Additional Working Capital Loan (the “August 2023 Notes”). The notes are non-interest-bearing and mature upon the earlier of the closing of a Business Combination or certain enumerated events of default. If the Company completes the Business Combination, the Company would expect to repay the notes from funds that are released to the Company from the Trust Account or, at the option of the Sponsor, convert all or a portion of the notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein. If the Company does not complete a Business Combination, the Company will repay the notes only from funds held outside of the Trust Account.

Achilles Debt

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, June 2025 and August 2025, the Company issued promissory notes (together the “Non-convertible Promissory Notes”) to Achilles, an affiliate of the Sponsor with an aggregate principal amount of $4,150,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital. The Non-convertible Promissory Notes bear no interest, are not convertible into securities of the Company and are due upon the consummation of a Business Combination (the “Maturity Date”).

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025 and December 31, 2024, the Company had an aggregate of $7,385,000 and $6,235,000, respectively, in outstanding balances under the Convertible Promissory Notes and the Non-convertible Promissory Notes.

Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025 and 2024, the Company incurred $30,000 and $90,000, respectively, of which $277,500 and $207,500, respectively, is recorded as due to related party in the condensed balance sheets at September 30, 2025 and December 31, 2024.

Due to Related Party

In order to facilitate payments for the Company, parties related to the Company may make payments on behalf of the Company. These amounts due to the related party are non-interest bearing and are due on demand. At September 30, 2025 and December 31, 2024, excluding the promissory notes to the Sponsor or its affiliates that were outstanding at September 30, 2025 and December 31, 2024, the Company owed related parties $277,500 and $207,500, respectively, including administrative support fees owed to the Sponsor.

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

In 2023, the Company entered into multiple loans with the Sponsor or its affiliates. At September 30, 2025 and December 31, 2024, there was $7,385,000 and $6,235,000, respectively, related to these loans outstanding, of which $3,235,000 may be convertible into Private Shares at a price of $10.00 per Private Share. The Private Shares will be identical to the Private Shares described herein. Additionally, at September 30, 2025 and December 31, 2024, the Company had $4,150,000 and $3,000,000 outstanding, respectively, to an affiliate of the Sponsor that may not be converted into Private Shares.

The Company’s Working Capital Loans have an embedded conversion feature determined to be a derivative in accordance with ASC 815-15. The Company determined that the conversion feature should not be bifurcated and accounted for as a derivative.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Following the August 7, 2024, annual meeting, the Sponsor, byNordic Holdings and byNordic Holdings II converted an aggregate of 2,000,000 of their shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Conversion”). Such converted shares of Class A common stock are not entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. After giving effect to the redemptions in August 2024 and August 2025 and the Conversion, the Company had 3,376,743 shares of Class A common stock (including 2,000,000 converted shares of Class B common stock) and 3,750,000 shares of Class B common stock outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock, with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 2,940,000 shares of Class A Common Stock issued and outstanding, respectively (excluding 436,743 and 1,007,796 shares subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 3,750,000 Founder Shares issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Operating costs	$323,033	$491,087	$849,024	$1,173,311
Interest earned on marketable securities held in Trust Account	$91,138	$363,973	$345,393	$1,423,467

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

On October 8, 2025 and November 7, 2025 the Company exercised monthly extensions of the Combination Period to December 12, 2025 and deposited $17,470 into the Trust Account in connection with each such extension.

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

Recent Developments

Stockholder Meetings

At an annual meeting on August 6, 2025, the stockholders of the Company approved amendments (the “August 2025 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period by one month each time from August 12, 2025 to August 12, 2026, or such earlier date as determined by the Board in its sole discretion, unless the closing of a Business Combination shall have occurred prior thereto. (See Note 1 of Notes to Condensed Financial Statements). The Company is required to deposit $17,470 to the trust account with respect to each such monthly extension. In connection with the August 2025 Amendments, 571,053 of the public shares were tendered for redemption for a total redemption price of $7,019,651 or approximately $12.29 per share.

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

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, June 2025 and August 2025, the Company issued promissory notes (together the “Non-convertible Promissory Notes”) to Achilles, an affiliate of the Sponsor with an aggregate value of $4,150,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital.

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

Trust Account Funding

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through the date of this filing, the Company has deposited an aggregate of $3,533,624 to the Trust Account to extend the Combination Period to December 12, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $249,799 which consisted of operating costs of $323,033 and federal income taxes of $17,904, partially offset by interest earned on marketable securities held in trust account of $91,138.

For the three months ended September 30, 2024, we had a net loss of $206,146 which consisted of operating costs of $491,087 and federal income taxes of $79,032, partially offset by interest earned on investments held in trust account and cash of $363,973.

For the nine months ended September 30, 2025, we had a net loss of $565,220 which consisted of operating costs of $849,024 and federal income taxes of $61,589, partially offset by interest earned on marketable securities held in trust account of $345,393.

For the nine months ended September 30, 2024, we had a net loss of $31,965, which consisted of operating costs of $1,173,311 and federal income taxes of $282,121, partially offset by interest earned on investments held in trust account of $1,423,467.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had cash of $244,010 not held in the Trust Account and a working capital deficit of $7,889,704.

For the nine months ended September 30, 2025, cash used in operating activities was $932,501. Net loss of $565,220 was affected by interest earned on cash and marketable securities in the Trust Account of $344,939 and deferred taxes of $5,578. Changes in operating assets and liabilities used $16,764 of cash for operating activities. Cash provided by investing activities was $6,773,583 which includes investment of cash to the Trust Account of $317,124, cash withdrawn from Trust Account in connection with redemptions of $7,019,660 and withdrawals from trust account of $71,047. Cash used in financing activities includes $1,150,000 of proceeds from the promissory notes issued to a related party and $7,019,660 paid to redeeming stockholders.

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

As of September 30, 2025, we had marketable securities held in the Trust Account of $5,436,203 consisting of money market funds which are invested in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the nine months ended September 30, 2025, we withdrew $71,047 of interest earned on the Trust Account for the payment of franchise and income taxes.

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

As of September 30, 2025, the Company had cash of $244,010 not held in the Trust Account and available for working capital purposes.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of September 30, 2025 borrowed $7,385,000 to be used to extend the Combination Period and for general working capital purposes. The aggregate principal amounts outstanding under Convertible and Non-Convertible Promissory Notes issued to the Sponsor and Achilles are $3,235,000 and $4,150,000, respectively.

The Company currently has until December 12, 2025 or the end of any further monthly extension period approved by the Board through August 12, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by December 12, 2025 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by December 12, 2025 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 12, 2025 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and outstanding promissory notes to the Sponsor and its affiliates in the aggregate amount of $7,385,000 as of September 30, 2025. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

BYNORDIC ACQUISITION CORPORATION

Date: November 12, 2025	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)