Form 10-K
period 2025-12-31
byNordic Acquisition Corp
filed 2026-03-25
CIK 1801417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41273

BYNORDIC ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-4529780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Silverside Road # 1001 Wilmington, DE	19809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +46 707 29 41 00

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001, and one-half of one redeemable warrant	BYNOU	OTC Pink Current Market
Class A common stock, par value $0.0001	BYNO	OTC Pink Current Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BYNOW	OTC Pink Current Market

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

As of June 30, 2025 (the last business day of the Registrant’s second fiscal quarter), the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was $25,614,333 (based on the closing sales price of the Class A common stock on June 30, 2025 of $12.10).

As of March 23, 2026, there were (i) 3,376,743 shares of the Company’s Class A common stock, par value $0.0001 per share, and (ii) 3,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Auditor Firm ID: 199	Auditor Name: CBIZ CPAs P.C.	Auditor Location: New York, NY

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a recently formed company without an operating history;

●	our public stockholders may experience delay in receiving distributions from our trust account;

●	our public stockholders may have a lack of opportunity to vote on our proposed business combination;

●	the lack of protections afforded to investors of blank check companies;

●	any deviation from our acquisition criteria;

●	our issuance of equity and/or debt securities to complete a business combination;

●	our lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	any potential negative interest rate for securities in which we invest the funds held in our trust account;

●	our stockholders being held liable for claims by third parties against us;

●	any failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	our dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	the delisting of our securities by Nasdaq and risks associated with trading our securities in the over-the-counter market;

●	our dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	public shares of Class A common stock being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	our ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	the warrants’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	a business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors (none of which are affiliated with any member of our management team, our sponsor or any other anchor investor);

●	“byNordic Holdings” are to byNordic Holdings LLC, a Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“byNordic Holdings II” are to byNordic Holdings II LLC, a Delaware limited liability company formed in order to hold founder shares and private shares the return on which are allocated to the holders of the limited liability company interests therein;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“business combination period” are to the period of time permitted under our amended and restated certificate of incorporation to complete our initial business combination;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“forward purchase agreement” are to the agreement providing for the sale of forward purchase shares to Rothesay in a private placement that will close concurrently with the closing of our initial business combination;

●	“forward purchase shares” are to the shares of Class A common stock to be issued pursuant to the forward purchase agreement;

●	“forward transferee” are to any third party to which Rothesay, as a forward purchaser, transfers any portion of its rights and obligations to purchase the forward purchase shares under the forward purchase agreement;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor, byNordic Holdings and certain of our executive officers and directors in a private placement prior to our initial public offering, a portion of which were forfeited by byNordic Holdings followed by the issuance of an equal number of founder shares by us to byNordic Holdings II simultaneously with the closing of our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 11, 2022;

●	“initial stockholders” are to our sponsor, byNordic Holdings and certain of our executive officers and directors as the holders of our founder shares prior to our initial public offering and byNordic Holdings II as the holder of the founder shares issued by us in an amount equal to the number of founder shares forfeited to us by byNordic Holdings simultaneously with the closing of our initial public offering of our securities;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“CBIZ” are to CBIZ CPAs P.C., our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private shares” are to the shares of our Class A common stock issued to our sponsor, byNordic Holdings and byNordic Holdings II in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Form S-1 filed with the SEC January 18, 2022 (File No. 333-248488), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Rothesay” are to Rothesay Investment SARL SPF (and/or its affiliates), a member of our sponsor and with which we have entered into the forward purchase agreement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Water by Nordic AB, a Swedish limited liability company controlled by certain of our officers and directors;

●	“trust account” are to the U.S.-based trust account maintained by Continental, acting as trustee, at J.P. Morgan Chase Bank, N.A. in which an amount of $175,950,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private shares was placed following the closing of the initial public offering and the closing of the exercise in full of the over-allotment option by the underwriters;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market); and

●	“we,” “us,” “Company” or “our Company” are to byNordic Acquisition Corporation.

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

Trust Account Extensions

During May 2023, our Board of Directors elected to extend the business combination period to August 11, 2023 and our sponsor funded a deposit of $1,725,000 into the trust account with respect to such extension.

In August 2023 our stockholders approved amendments to our certificate of incorporation to extend the business combination period from August 11, 2023 to February 12, 2024 and to allow the Company by resolution of the board without another stockholder vote, to extend the business combination period by one additional month, for a total of up to six additional months, from February 12, 2024 until August 12, 2024, provided that the sponsor or its designee deposit into the trust account the lesser of (i) $105,000 or (ii) $0.04 per outstanding public share with respect to each such extension. The Company’s sponsor funded a deposit of $625,000 into the trust account with respect to the initial six-month extension from August 12, 2023 through February 12, 2024. The Company’s board subsequently exercised one-month extensions of the business combination period from February 12, 2024 through August 12, 2024, respectively and $105,000 was deposited into the trust account in connection with each such extension.

At an annual meeting on August 7, 2024, our stockholders approved amendments to our amended and restated certificate of incorporation to authorize our board to extend the business combination period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the board in its sole discretion, unless the closing of our initial business combination shall have occurred prior thereto. The Company was required to deposit $40,312 to the trust account with respect to each such monthly extension. The Company’s board exercised one-month extensions from August 12, 2024 through August 12, 2025, respectively and $40,312 was deposited into the trust account in connection with each such extension.

At an annual meeting on August 6, 2025, our stockholders approved amendments (the “August 2025 Amendments”) to our amended and restated certificate of incorporation to extend the business combination period by one month each time from August 12, 2025 to August 12, 2026, or such earlier date as determined by the board in its sole discretion, unless the closing of our business combination shall have occurred prior thereto. The Company is required to deposit $17,470 to the trust account with respect to each such monthly extension. The Company’s board exercised one-month extensions from August 12, 2025 through April 12, 2026, respectively and $17,470 was deposited into the trust account in connection with each such extension.

If our initial business combination is not consummated by April 12, 2026 or the end of any further extension period, then our existence will terminate, and we will distribute all amounts in the trust account.

Industry Opportunity

While we may acquire a business in any industry or geographic location, our focus has been and will continue to be on technology sectors in the northern part of Europe. We believe the technology industry is attractive for a number of reasons. The European technology industry represents a large target market, with approximately $44 billion of capital invested in technology startups in 2025 and over 40,000 funded technology companies, according to the State of European Tech 2025 report by Atomico, Orrick, HSBC, AWS and Slush. According to the same report, the private and public markets European technology ecosystem value has grown from less than $1 trillion to approximately $4 trillion from 2016 through 2025, and the number of founders starting new European technology companies increased approximately 60% from 2023 to more than 27,000.

We believe that there are many potential targets within the technology industry that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows.

Our management team has experience and knowledge in several high-performing technology sectors, including FinTech, digital infrastructure, software including artificial intelligence, health technology, sustainability/climate technology, transportation technology and industrial technology. By focusing our search for potential targets in the northern part of Europe, we leverage our existing business and investor network and knowledge of regional business philosophies and traditions, to identify and execute a business combination.

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

Acquisition Criteria

The sourcing focus has been and will continue to be on technology companies known to our management and board of directors and proprietary in nature. Our focus has been and will continue to be companies with enterprise valuations below $750 million, primarily those with enterprise values between $150 million to $750 million with the goal of identifying and completing a business combination with an enterprise that will be successful as a public company. We have identified the following criteria to evaluate prospective target businesses. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria or is outside of our sourcing focus. We currently seek to acquire companies that we believe:

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

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 12, 2026 or during any further extension of our business combination period. Notwithstanding the foregoing, Thomas Fairfield, our Chief Financial Officer, Chief Operating Officer and Secretary, may become an officer or director of another special purpose acquisition company which does not have a focus on acquiring a technology growth company in the northern part of Europe.

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

Financial Position

We had funds available for a business combination in the amount of approximately $5,515,000 as of December 31, 2025, before payment of $6,037,500 of deferred underwriting fees and $175,000 of deferred legal fees and up to $10,000,000 in gross proceeds from the sale of the forward purchase shares, in each case before fees and expenses associated with our initial business combination and cash on deposit in the trust account that may be applied to the redemption of our Class A common stock at the election of our stockholders. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance such third party financing will be available to us.

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

If we seek stockholder approval, we will complete our initial business combination only if in addition to any other vote required by applicable law or stock exchange listing requirements, a majority of the issued and outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of issued and outstanding capital stock of the company representing a majority of the voting power of all issued and outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have agreed to vote the founder shares held by them and any public shares purchased by them during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our issued and outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Subject to the requirements of applicable law or stock exchange listing requirements which may require a higher vote threshold, in addition to our initial stockholders’ founder shares and private shares and the anchor investors’ founder shares, we would not need any of the 436,743 public shares sold in our initial public offering and still outstanding to be voted in favor of an initial business combination (assuming all issued and outstanding shares are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all public shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any public shares, and all public shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Following amendments approved by stockholders in August 6, 2025, our amended and restated certificate of incorporation provides that the time to complete our initial business combination can be extended until August 12, 2026 pursuant to up to twelve (12) monthly extensions approved by our Board of Directors provided that we deposit $17,470 with respect to each such extension into the trust account in respect of such extension period on or prior to the date of the deadline (in connection with which our stockholders will have no right to redeem their public shares). The period to complete our initial business combination may be further extended as a result of a stockholder vote to amend our amended and restated certificate of incorporation (in connection with which our stockholders will have a right to redeem their public shares as described herein). The deadline to complete a business combination has been extended to April 12, 2026. If we are unable to complete our initial business combination by April 12, 2026 or during any further extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 12, 2026 or during any further extension of the business combination period.

Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to the founder shares and the private shares held by them if we fail to complete our initial business combination by the current deadline of April 12, 2026 or during any further extension of the business combination period. However, they will be entitled to liquidating distributions from the trust account with respect to any public shares they acquired in or after our initial public offering if we fail to complete our initial business combination within the prescribed time frame.

Our sponsor, byNordic Holdings, byNordic Holdings II and our executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the current deadline of April 12, 2026 or during any further extension of the business combination period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then issued and outstanding public shares.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $337,755 of cash held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the cash held by the Company other than the amounts on deposit in the trust account, the per-share redemption amount received by stockholders upon our dissolution would have been approximately $12.67 per share, less (i) taxes payable, if any, as of December 31, 2025, and (ii) up to $100,000 that may be withdrawn from the trust account to pay dissolution expenses. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $12.67. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. CBIZ, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

As of December 31, 2025, we had cash of $337,755 held outside the trust account. We have used or will use these funds for (i) legal, accounting, due diligence, travel and other expenses related to identifying, evaluating, negotiating and completing an initial business combination, (ii) legal and accounting fees related to regulatory reporting requirements, (iv) administrative support services, and (v) working capital used for miscellaneous expenses and reserves.

Any potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000, which amount will be available from interest earned on the funds held in the trust account) may only be paid from funds held outside of the trust account.

Under the DGCL, our stockholders may be held liable for claims by third parties with priority claims over our stockholders in the event that we do not complete our initial business combination by April 12, 2026 (as such deadline may be further extended as described herein) to the extent of distributions received by our stockholders in a dissolution resulting from our failure to complete our initial business combination by such deadline. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 12, 2026 or during any further extension of the business combination period may be considered a liquidating distribution under Delaware law. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 12, 2026 or during any further extension of the business combination period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by April 12, 2026 or during any further extension of the business combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 12, 2026 or during any further extension of the business combination period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 12, 2026 or during any further extension of the business combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by April 12, 2026 or during any further extension of the business combination period, subject to applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our amended and restated certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination unless we are unable to complete our initial business combination by April 12, 2026 or during any further extension of the business combination period.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to (i) fund an extension of the deadline to complete our initial business combination, (ii) provide the funds required to consummate an initial business combination that we identify, or (iii) reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	we may not be able to list our securities on Nasdaq or any national securities exchange following the completion of our initial business combination and failure to obtain such listing could adversely affecting the liquidity and trading price for our securities;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from borrowings from affiliates of our sponsor or other sources may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	the ongoing military conflicts involving Russia and Ukraine, Israel and Hamas, and the United States, Israel and Iran — and their broader consequences, including disruption of global energy supplies and critical maritime trade routes, financial market volatility, and heightened sanctions risk — may adversely affect the business and prospects of potential targets for our business combination, reduce the number of attractive targets, increase the cost of our business combination, and could result in our inability to find a suitable target or to consummate a business combination;

●	adverse market conditions resulting from default or failure of one or more financial institutions could adversely affect the business, value or viability of companies in the European technology sector, which we have focused on in our search for potential targets for a business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $12.67 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the escalating military conflict involving the United States, Israel and Iran, the resumption of Houthi attacks on Red Sea shipping, and other hostilities in the Middle East region and globally.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the escalating military conflict between the United States, Israel and Iran, and other hostilities in the Middle East region and globally. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations.

In addition to the Russia-Ukraine conflict and the Israel-Hamas conflict, the geopolitical landscape has been significantly affected by the escalation of hostilities between the United States, Israel and Iran. Following prior exchanges of strikes between Israel and Iran in 2024 and a twelve-day conflict involving U.S. and Israeli strikes on Iranian nuclear facilities and military sites in June 2025, the United States and Israel launched a large-scale joint military operation against Iran beginning on February 28, 2026. The operation has targeted Iranian military infrastructure, nuclear program assets, senior government and military officials. Iran has responded with retaliatory missile and drone strikes against targets in Israel and U.S. military installations across the Persian Gulf region, including in Bahrain, Jordan, Kuwait and Qatar. This conflict represents a material escalation in regional instability, the full scope, duration and consequences of which remain highly uncertain.

The U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Iran’s Islamic Revolutionary Guard Corps has effectively closed the Strait of Hormuz — through which approximately 20% of global seaborne oil trade transits — to commercial shipping, leading major container carriers and tanker operators to suspend transits and reroute vessels. Concurrently, Iran-backed Houthi forces in Yemen have announced a resumption of attacks on commercial shipping in the Red Sea and the Bab el-Mandeb Strait, creating a dual chokepoint crisis that has disrupted global shipping lanes. Major shipping companies have suspended operations through both maritime corridors and rerouted vessels around the Cape of Good Hope, significantly increasing transit times and freight costs and disrupting global supply chains. War risk insurance for the Strait of Hormuz has been withdrawn or repriced at prohibitive levels, and airspace closures across multiple Gulf states have grounded thousands of flights. Brent crude oil prices have surged, and analysts have projected prices could reach $100 per barrel or higher if supply disruptions persist. Global stock markets have experienced significant declines, with indices in Asia, Europe and the United States falling sharply, and safe-haven assets such as gold and U.S. Treasuries have seen increased demand. The conflict has also prompted heightened sanctions enforcement activity and new compliance risks across financial markets.

The invasion of Ukraine by Russia, the Israel-Hamas conflict, the U.S.-Israel-Iran conflict, other hostilities in the Middle East region and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states, Iran and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of these ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices (including oil and natural gas), credit and capital markets, as well as supply chain interruptions, disruption of critical maritime trade routes, increased shipping and insurance costs, energy supply shocks, inflationary pressures, increased cyber-attacks against U.S. companies and increased defense spending. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the U.S.-Israel-Iran conflict and other hostilities in the Middle East region and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale, or if critical maritime chokepoints such as the Strait of Hormuz and the Bab el-Mandeb Strait remain disrupted for a prolonged period. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

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

In addition, although we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have prioritized and will continue to prioritize companies in the European technology sector. Any such acquisition target may also be adversely affected by market conditions that impact the value or viability of companies in the technology sector, which may impede our ability to successfully consummate a business combination.

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

Whether and to what extent we would be subject to the stock repurchase excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a business combination, (iii) the structure of a business combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (v) whether we consummate a business combination, and (vi) the content of regulations and other guidance issued by the Treasury. Because the excise tax would be payable by us and not by the redeeming holder, such payments could reduce the cash available to complete a business combination and inhibit our ability to complete a business combination.

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

During the second quarter of 2024, the Treasury issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company determined that it was required to file a return and remit payment on or before October 31, 2024 for excise tax liability incurred during the period from January 1, 2023 to December 31, 2023. In October 2024, the Company filed its excise tax return and paid $1,455,187 arising from the redemption of public shares in August 2023. Along with the redemptions of the Company’s public shares in August 2024, the Company recorded a 1% excise tax liability of approximately $294,914 on the balance sheet as of the redemption date and filed an excise tax return and fully paid the excise tax due in April 2025.

On November 24, 2025, the Internal Revenue Service issued final regulations providing guidance regarding the application of the excise tax on repurchases of corporate stock made after December 31, 2022.

In issuing the November 2025 regulations, the Treasury Department and IRS agreed with certain commenters that transition relief is appropriate for certain types of stock issued prior to the enactment of the IRA if the covered corporation did not have discretion as to whether to repurchase such stock after that date, and included in the final regulations transition relief for mandatorily redeemable stock subject by its terms to a unilateral put option of the holder if such stock was outstanding as of the date of enactment of the IRA.

Based on the final regulations issued in November 2025, the Company determined that (i) its previous stock redemptions may not be subject to the excise tax, and it intends to file amended tax returns seeking a refund of excise taxes previously paid; and (ii) the Company may not owe any excise tax with respect to the stock redemption that took place in August 2025.

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

Item 2. Properties.

We do not own or lease any offices or physical properties but we maintain a virtual office arrangement with a six- month term ending in September 2026 which can be extended on a monthly basis. This arrangement provides us with a mailing address at 501 Silverside Road #1001, Wilmington, DE 19809 as well as access to physical meeting rooms and other services and is adequate for our current operations. Our telephone number is +46 707 29 41.

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

(b) Holders

On December 31, 2025, there was one (1) holder of record of our units, six (6) holders of record of our Class A common stock, twenty-eight (28) holders of record of our Class B common stock and one (1) holder of record of our warrants.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not presently engaged in, and we will not engage in, any operations until we consummate our business combination. We intend to effectuate our business combination using cash from the proceeds of our initial public offering, the private placement of the private shares, the private placement of the forward purchase shares, the proceeds of the sale of our shares in connection with our business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the closing of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We have no legally binding business combination agreement with any specific business combination target.

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

Recent Developments

Stockholder Meetings

At an annual meeting on August 6, 2025, the stockholders of the Company approved amendments (the “August 2025 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period by one month each time from August 12, 2025 to August 12, 2026, or such earlier date as determined by the Board in its sole discretion, unless the closing of a Business Combination shall have occurred prior thereto. (See Note 1 of Notes to Financial Statements). The Company is required to deposit $17,470 to the trust account with respect to each such monthly extension. In connection with the August 2025 Amendments, 571,053 of the public shares were tendered for redemption for a total redemption price of $7,019,660 or approximately $12.29 per share.

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

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, June 2025, August 2025 and December 2025, the Company issued non-convertible promissory notes (together the “Non-convertible Promissory Notes”) to Achilles Capital AB (formerly known as DDM Debt AB) (“Achilles”), an affiliate of the Sponsor, with an aggregate value of $4,450,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital.

None of the Convertible Promissory Notes or the Non-convertible Promissory Notes bear interest and are due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company would expect to repay the Convertible Promissory Notes and the Non-convertible Promissory Notes from funds that are released to the Company from the Trust Account. At the option of the holder of the Convertible Promissory Notes, the holder may convert all or a portion of the Convertible Promissory Notes into Private Shares at a price of $10.00 per Private Share, which Private Shares will be identical to the Private Shares described herein (Note 5 of Notes to Financial Statements).

Trust Account Funding

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through the date of this filing, the Company has deposited an aggregate of $3,603,504 to the Trust Account to extend the Combination Period to April 12, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $731,544, which consisted of general and administrative support fees of $1,058,408 and federal income taxes of $71,472, partially offset by interest earned on marketable securities held in trust account of $398,336.

For the year ended December 31, 2024, we had a net loss of $206,537, which consisted of general and administrative support fees of $1,454,382 and provision for income taxes of $312,612, partially offset by interest earned on marketable securities held in Trust Account of $1,560,457.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash of $337,755 not held in the Trust Account and a working capital deficit of $8,152,366.

For the year ended December 31, 2025, cash used in operating activities was $1,095,356. Net loss of $731,544 was affected by interest earned on marketable securities held in the Trust Account of $397,877 and deferred taxes of $5,757. Changes in operating assets and liabilities provided $39,822 of cash for operating activities. Cash provided by investing activities was $6,730,183 which includes investment of cash to the Trust Account of $369,534, cash withdrawn from Trust Account in connection with redemptions of $7,019,660 and withdrawals from trust account to pay taxes of $80,057. Cash used in financing activities includes $1,450,000 of proceeds from the promissory notes issued to a related party and $7,019,660 paid to redeeming stockholders.

For the year ended December 31, 2024, cash used in operating activities was $3,030,748. Net loss of $206,537 was affected by interest earned on marketable securities held in Trust Account of $1,536,233 and deferred taxes payable of $27,563. Changes in operating assets and liabilities used $1,260,415 of cash for operating activities. Cash provided by investing activities was $29,188,023 including $528,161 withdrawn from the Trust Account to pay taxes, $29,491,422 cash withdrawn from trust account in connection with redemptions partially offset by $831,560 of deposits to the Trust Account. Cash used in financing activities includes $1,300,000 of proceeds from the promissory notes to related party partially offset by $29,491,422 for redemption of common stock

As of December 31, 2025, we had marketable securities held in the Trust Account of $5,532,541 consisting of money market funds which are invested in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the period ended December 31, 2025, we withdrew $80,057 of interest earned on the Trust Account for the payment of franchise and income taxes.

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

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of December 31, 2025 borrowed $7,685,000 to be used to extend the Combination Period and for general working capital purposes. The aggregate principal amounts outstanding under Convertible and Non-Convertible Promissory Notes issued to the Sponsor and Achilles are $3,235,000 and $4,450,000, respectively.

The Company currently has until April 12, 2026 or the end of any further monthly extension period approved by the Board through August 12, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by April 12, 2026 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by April 12, 2026 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 12, 2026 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and outstanding promissory notes to the Sponsor and its affiliates in the aggregate amount of $7,685,000 as of December 31, 2025. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2025.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jonas Olsson	65	Chairman of the Board
Michael Hermansson	66	Chief Executive Officer
Thomas Fairfield	67	Chief Financial Officer, Chief Operating Officer and Secretary
Christian Merheim	53	Director of Technology
Anna Yukiko Bickenbach	41	Independent Director
Anders Norlin	60	Independent Director
Fredrik Elmberg	65	Independent Director
Steven Wasserman	65	Independent Director

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

Michael Hermansson has served as our Chief Executive Officer since March 2020. Mr. Hermansson has a 35-year long career with top management positions in international corporations. Mr. Hermansson has been chief executive officer of numerous growth and turn-around companies owned by private equity firms such as Triton Investments Advisers LLP and Nordic Capital and their related funds. Mr. Hermansson started his career in the 1980’s with several director positions with Sandvik AB in Latin America as well as in several European countries. Mr. Hermansson has been the chairman of the board of Learning 2 Sleep L2S AB from June 2019 until its liquidation in February 2024, the chairman of the board of Vevios AB from November 2019 to 2023, and a board member of Framtix Holding AB from June 2019 through October 2025. Since October 2025 he has served as chairman of Starfish of Sweden AB an early stage medical technology company. He was also the chief executive officer of AdderaCare AB from January 2016 to September 2019. From 2014 to 2015, Mr. Hermansson served as chief executive officer of Saferoad Group, a European market leader in road safety infrastructure products. At Saferoad Group, he led several acquisitions, refinanced the company and initiated the exit process which later led to the 2017 IPO of the company. From 2004 to 2013, he served as the chief executive officer of GCE Group, a global leader in gas control technologies for medical equipment, industrial applications, semiconductor manufacturing and other applications. At GCE Group, he managed the divestiture process for private equity owner Triton Equity Partners, ultimately delivering a very favorable cash return. Mr. Hermansson remained with the company under its new primary owner, Argan Capital, as chief executive officer of the group until 2013. Mr. Hermansson received a bachelor’s degree in finance and accounting from University of Gothenburg.

Thomas Fairfield, our Chief Financial Officer, Chief Operating Officer and Secretary, has been providing strategic business consulting services through Cambio Group LLC (“Cambio”) that he founded and has owned since July 2018. In connection with recent Cambio engagements, Mr. Fairfield served as Chief Restructuring Officer of Rhino Resource Partners LP (“Rhino”), an energy company, from May 2020 through the effective date of the plan of liquidation in Rhino’s Chapter 11 bankruptcy in February 2021, as President and Chief Executive Officer and a member of the board of managers of Journey Group Acquisition Co., LLC, a death care services company, from October 2018 to December 2023, and as President and Chief Restructuring Officer of V3 Commodities Group Holdings, LLC, a specialty finance company serving the retail energy services sector, from April 2024 through December 2024. Mr. Fairfield has served as a director of M3-Brigade Acquisition V Corp., a special purpose acquisition company, since May 2026. Mr. Fairfield has also served as a member of the board of managers of Casablanca Holdings GP LLC, a holding company for Apple Leisure Group, a hospitality and travel services company, from May 2020 to December 2020 and has been a member of the board of managers of Family Services Holdings, LLC, a death care services company, since June 2021. Prior to starting Cambio, Mr. Fairfield served as chief operating officer of WMIH Corp. from May 2015 to July 2018 and as a director from May 2015 to June 2017. WMIH Corp., which is now known as Mr. Cooper Group Inc. (NASDAQ: COOP), focused on identifying and consummating an accretive acquisition transaction across a broad array of industries, with a primary focus on the financial institutions sector. During his tenure at WMIH Corp., Mr. Fairfield was involved in leading the company’s efforts to acquire Nationstar Mortgage Holdings Inc. which provides quality servicing, origination and transaction-based services related principally to single-family residences throughout the United States. Prior to joining WMIH Corp., from March 2006 to May 2015, Mr. Fairfield held various officer positions with Capmark Financial Group Inc. (“Capmark”), a commercial real estate finance and services company. While at Capmark, he held the positions of chief operating officer, general counsel, secretary, and, most recently, served as executive vice president from November 2014 to May 2015. In addition, Mr. Fairfield served as a director of Capmark from September 2011 to June 2017. He also served as a director of various privately-owned subsidiaries of Capmark from September 2011 to February 2020. During his tenure at Capmark, the company filed for Chapter 11 bankruptcy in October 2009 and emerged in September 2011. In addition to taking a leading role in guiding Capmark out of bankruptcy, Mr. Fairfield assisted in Capmark’s acquisition of Bluestem Brands, Inc. (“Bluestem”), a company operating multiple direct to consumer multi-channel retail brands offering a broad selection of merchandise and credit options to consumers, after which the company was renamed. From January 2020 to August 2020, he returned to serve on the board of Bluestem, which filed for Chapter 11 bankruptcy in March 2020. Prior to 2006, Mr. Fairfield practiced law for more than twenty years at several prominent international law firms, where his practice focused on general corporate and securities law, mergers and acquisitions, corporate finance, and financial services. He also served as a director and a member of the audit committee of Courtagen Life Sciences Inc., a privately-held company focused on genetic testing from April 2015 to July 2017 and The Cash Store Financial Services Inc., a retail loan products and services provider, from August 2013 to April 2014. Mr. Fairfield has a Juris Doctorate degree from Georgetown University Law Center and a B.S.F.S. from Georgetown University. He is admitted to the bar of the states of Connecticut, Pennsylvania, New York, and the District of Columbia, and is a member of the American Bar Association.

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

Anna Yukiko Bickenbach has served as our Director since inception. Ms. Bickenbach has a wide network within the German tech and FinTech community which will bring in deal flow opportunities through the main German tech hubs as well as directly from her network of German and international tech entrepreneurs and investors. Ms. Bickenbach served as Field Marketing Manager at Planet Labs Inc., a satellite data and insight provider with the world’s largest fleet of earth image satellites (currently merging with NYSE:PL) from September 2021 and currently serves as Senior Manager for EMEA. She has previously been serving as the event and program manager for the “Worldchangers in Tech” and “Proptech Innovation Summit” at the GERMANTECH Foundation from October 2019 to September 2021. From February 2012 to August 2019, she worked as an impact manager for Mobile Economy GmbH, one of Europe’s leading green innovation network for investors, entrepreneurs and large corporations. From May 2018 to May 2019 she was also the marketing project manager for Avesu GmbH, a producer of vegan shoes where she has coordinated their European market strategy as well as facilitate partnership networks, including partners such as Peta, BKK-BVita, Provita. She was also country manager for fast growing foodtech start-up ResQ Club Oy during their German market introduction from July 2016 to January 2017. In 2013 she co-founded Ecotastic GmbH and was its chief sales and brand officer until February 2016, the company behind the eco loyalty reward Ecotastic mobile app. Between 2009 to 2011, she worked for the assisting chair of the agricultural economics faculty and the assisting chair in economics of horticultural production at Humboldt Univerität. From 2009 to 2010, she acted as an editor for Öko-Institute e.V, Institute for Applied Ecology with publications in 2010 in the areas of impact evaluation and climate change at Copenhagen Talks 2010. She earned a double bachelor’s degree in political science and in international studies with a minor in German from the University of Washington, Seattle, in 2008. She also has a master’s degree in Integrated Natural Resource Management from the Humboldt Univerität in Berlin in 2011. Ms. Bickenbach is well qualified to serve as a director due to her entrepreneurship and extensive experience in a wide range of European tech sectors.

Anders Norlin has served as our Director since inception. Mr. Norlin is currently advising Nordic tech startups as a senior advisor and private investor. Until 2024 he was head of the Nordics & Baltics operations of Tenity, a global innovation ecosystem and early-stage investor focused on Fintech. Mr. Norlin was the chief executive officer of a Swedish FinTech hub, Findec from April 2019 to August 2021. Mr. Norlin is currently advising Nordic tech start-ups as a senior advisor and private investor. Findec is a membership organization for FinTech growth companies and arranges accelerator and growth programs, networking events, and facilitates collaborations within the Nordic FinTech, regtech, insuretech and blockchain industries. The organization works in partnership with, among others, Nordea and PricewaterhouseCoopers (“PwC”), as well as other international FinTech hubs. Through his work and position within the FinTech industry, Mr. Norlin has an extensive network with FinTech investors, entrepreneurs, and companies as well as with legacy financial institutions. From August 2017 to August 2019, Mr. Norlin was a partner of Embassy House, a co-working space housing 70 companies focused on FinTech, property technology (“proptech”), Software-as-a-Service (“SaaS”), gaming and blockchain technology. Mr. Norlin has been a partner at Coach & Capital, a venture capital fund with a focus on cleantech and information and communications technologies (ICT) since January 2008. Between January 2013 and December 2016, Mr. Norlin served as an investment manager at Frame Invest, a private equity investor with a focus on B2B companies primarily within IT. From January 2002 to December 2007, Mr. Norlin served as investment manager at Traction, a Swedish private equity investment company listed on the Nasdaq Stockholm. In his role as investment manager at Traction, he served as a member of the board at several portfolio companies. Mr. Norlin holds a master of science in industrial management & mechanical engineering from Chalmers University of Technology and a degree in advanced marketing communication from Berghs School of Communication. Our management team believes that Mr. Norlin is well qualified to serve as a director due to his extensive experience within private equity technology investments as well as his deep knowledge of, and central position within, Nordic Tech.

Fredrik Elmberg has served as one of our directors since February 2022. Since 2009 he owns and operates, Lejonet Invest GMBH, his own German based Investment company with investments in food & beverage, Sport-Tech, consumer goods and entertainment. Mr. Elmberg co-founded Boda Borg Germany in 2022 and has been serving as its CEO until March 2024. From September 2016 to 2022, he served as a board member in Snow making equipment manufacturer SnowHow GMBH. From December 2014 until its sale in September 2019, he was chairman of the board in consumer loyalty program provider Ventum GMBH. From January 2014 until its sale in October 2024 he served as a board member of European Convenience food GMBH providing deep frozen snacks. From August 2013 until its sale in May 2015 he was chairman of the board of water purification company, Aquavital GMBH. From April 2015 to 2017 he has been board member in CoXa Carry, a sports utility company. From July 2009 he has been Chairman of Boda Borg Europe AB and board member of Boda Borg Corp., and since Nov 2018 board member of Boda Borg Zürich AG. Boda Borg is an international group of owned and franchise based experience centers. From March 2008 he has been chairman of the board Ängeln premium Products GMBH, a frozen delicacy provider on the German market, until the company was sold in Feb 2022. All the companies above are portfolio holdings of his own investment company Lejonet Invest GMBH. From 2010 to its sale in 2013 he was board member in leading German roller shutter and doors manufacturer Alukon GMBH. From 2010 to its sale to Sulzer AG in 2012, he was board member of Geka Brush GMBH, a cosmetic brush manufacturer, and from 2007 to its sale to in 2010 he was board member in Lysell GMBH & Co, KG, a German chilled food producer. From 2003 to 2007 he was CEO and co-owner of home automation company Rademacher Geräte which was successfully divested to Nord Holding Group. From 2001 to 2003 he acted as Senior partner for private Equity fund Arcadia. From 1997 to 2001 he was CEO of Swiss Chocolate maker Lindt & Sprüngli (SWX:LISN) in Austria and part of Eastern Europe. From 1994 to 1997 he was CEO for Mövenpick Global Branded Consumer Goods. Mr. Elmberg received a diploma in International Business Administration from Lund University in 1985 and was awarded a MBA with three major scholarships from Harvard Business School in June 1987. Mr. Elmberg is well qualified to serve as a director due to his extensive experience from company management as well as his experience from investments and acquisitions.

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

Number and Terms of Office of Officers and Directors

We currently have five directors. Jonas Olsson, Anna Yukiko Bickenbach, Anders Norlin, Fredrik Elmberg, and Steven Wasserman were re-elected at the Company’s 2025 annual meeting. Each of Jonas Olsson, Anna Yukiko Bickenbach, Anders Norlin, Fredrik Elmberg, and Steven Wasserman would serve for a three-year term or until the election and qualification of their respective successors in office, subject to their earlier death, resignation or removal.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,126,743 shares of our common stock, consisting of (i) 3,376,743 shares of our Class A common stock and (ii) 3,750,000 shares of our Class B common stock, issued and outstanding as of March 23, 2026. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Class(7)	Number of Shares Beneficially Owned		Approximate Percentage of Class
Water by Nordic AB	5,380,720	(2)	92.5%	2,440,720	(5)	65.1%
byNordic Holdings LLC	1,542,912	(3)	37.9%	697,352		18.6%
byNordic Holdings II LLC	1,094,065	(4)	28.3%	494,486		13.2%
Jonas Olsson (6)	-		-	-		-
Michael Hermansson (6)	-		-	-		-
Christian Merheim (6)	-		-	-		-
Anders Norlin (6)	-		-	-		-
Fredrik Elmberg (6)	-		-	-		-
Anna Yukiko Bickenbach (6)	-		-	-		-
Thomas Fairfield	-		-	66,729		1.8%
Steven Wasserman	-		-	133,460		3.6%
All executive officers and directors as a group (10 individuals)	-		-	200,189		%
Other 5% Stockholders

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Pir 29, Einar Hansens Esplanad 29, 211 13 Malmö, Sweden.

(2)	Water by Nordic AB (“sponsor” or “WBN”) may be deemed to beneficially own shares held by byNordic Holdings and byNordic Holdings II as the sole member of byNordic Manager LLC, the manager of byNordic Holdings and byNordic Holdings II. Each of Jonas Olsson, Michael Hermansson and Joachim Cato are the managing members of our sponsor, and as such, each have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The shares that may be deemed beneficially owned by WBN include (a) (i) 1,494, 861 shares of Class A common stock held of record by Water by WBN, and (ii) 1,248,882 shares of Class A common stock issuable upon conversion of Class B common stock held of record by WBN, (b) (i) 845,560 shares of Class A common stock, and (ii) 697,352 shares of Class A common stock issuable upon conversion of Class B common stock, in each case held of record by byNordic Holdings, and (c) (i) 599,579 shares of Class A common stock, and (ii) 494,486 shares of Class A common stock issuable upon conversion of Class B common stock, in each case held of record by byNordic Holdings II.

(3)	Includes (i) 845,560 shares of Class A common stock, and (ii) 697,352 shares of Class A common stock issuable upon conversion of Class B common stock, in each case held of record by byNordic Holdings.

(4)	Includes (i) 599,579 shares of Class A common stock, and (ii) 494,486 shares of Class A common stock issuable upon conversion of Class B common stock, in each case held of record by byNordic Holdings II.

(5)	Includes (i) 1,248,882 shares of Class B common stock held of record by WBN, (ii) 697,352 shares of Class B common stock held of record by byNordic Holdings which WBN may be deemed to beneficially own, and (iii) 494,486 shares of Class B common stock held of record by byNordic Holdings II which WBN may be deemed to beneficially own.

(6)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(7)	Percentage amounts are based on 3,376,743 shares of Class A common stock outstanding, plus the number of shares of Class A common stock issuable upon conversion of the shares of Class B common stock beneficially owned by each holder.

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

Additionally, on December 15, 2023, the Company issued a promissory note in the principal amount of $1,700,000 (the “December Note”) to DDM Debt AB (which subsequently changed its name to Achilles Capital AB “Achilles”), an affiliate of the sponsor. The proceeds of the December Note were used to provide the Company with general working capital. Between February 2024 and August 2024, the Company’s board of directors elected to exercise a total of six one-month extensions of the Combination Period to August 12, 2024 and $105,000 was deposited in the trust account in connection with each such extension.

The Company obtained additional loans from Achilles in the amount of $300,000 and $200,000, respectively, pursuant to promissory notes issued in April 2024 (the “April 2024 Note”) and June 2024 (the “June 2024 Note”).

At an annual meeting on August 7, 2024, our stockholders approved amendments to our amended and restated certificate of incorporation to authorize our board to extend the business combination period by one month each time from August 12, 2024 to August 12, 2025, or such earlier date as determined by the board in its sole discretion, unless the closing of our initial business combination shall have occurred prior thereto. The Company is required to deposit $40,312 to the trust account with respect to each such monthly extension. The Company’s board exercised one-month extensions from August 12, 2024 through August 12, 2025, respectively and $40,312 was deposited into the trust account in connection with each such extension.

In August and September 2024, the Company issued promissory notes in the principal amount of $200,000 (the “August 2024 Note”) and $300,000 (the “September 2024 Note”), respectively, to Achilles. The proceeds of the borrowings under the August 2024 Note and September 2024 Note will be used to provide the Company with general working capital. The notes are not convertible into securities of the Company and are due upon the consummation of a Business Combination.

In December 2024, January 2025 and March 2025, the Company issued promissory notes in the principal amount of $300,000 (the “December 2024 Note”), $400,000 (the “January 2025 Note”) and $250,000 (the “March 2025 Note”), respectively, to Achilles. The proceeds of the borrowings under the December 2024 Note, January 2025 Note and March 2025 Note were used to provide the Company with general working capital. The notes are not convertible into securities of the Company, bear no interest, and are due upon the consummation of a Business Combination.

In June 2025, August 2025, and December 2025, the Company issued promissory notes in the principal amount of $200,000 (the “June 2025 Note”), $300,000 (the “August 2025 Note”), and $300,000 (the “December 2025 Note”), respectively, to Achilles. The proceeds of the borrowings under the aforementioned notes were used to provide the Company with general working capital. The notes are not convertible into securities of the Company, bear no interest, and are due upon the consummation of a Business Combination.

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan and the Additional Working Capital Loan are the Convertible Promissory Notes. And together the December 2023 Note, the April 2024 Note, the June 2024 Note, the August 2024 Note, the September 2024 Note, the December 2024 Note, the January 2025 Note, the March 2025 Note, the June 2025 Note, the August 2025 Note, and the December 2025 Note are referred to as the Non-convertible Promissory Notes.

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

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interest, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the Registration Statement.

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

To further minimize conflicts of interest, we have agreed, in a letter agreement, not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, byNordic Holdings, byNordic Holdings II or our officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any of their respective affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments have been or will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $10,000 per month, for up to 15 months plus the three-month extension period if applicable plus any additional extension period, for administrative support services;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance operating expenses, deposits to the trust account relating to extensions of the business combination period, or transaction costs in connection with the Company’s efforts to complete an initial business combination. The Convertible Promissory Notes may be converted into shares of our Class A common stock, at a price of $10.00 per share at the option of the lender.

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

Item 14. Principal Accountant Fees and Services.

On November 1, 2024 CBIZ CPAs P.C. acquired the attest business of Marcum and Marcum continued to serve as the independent registered accounting firm of the Company. On May 2, 2025 with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm for the year ended December 31, 2025.

The firm of CBIZ CPAs P.C., or CBIZ, acts as our independent registered public accounting firm for the fiscal year ended December 31, 2025. Marcum acted as our independent registered public accounting firm for the fiscal year ended December 31, 2024. The following is a summary of fees paid to Marcum and CBIZ for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our auditors in connection with regulatory filings. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements and review of the financial information included in the Annual Report on Form 10-K totaled approximately $128,700 and $140,520 for the year ended December 31, 2025 and 2024, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2025 and 2024, we did not incur any audit-related fees payable to our auditors.

Tax Fees. We paid our auditors $22,636 and $31,801 for tax services, planning or advice for the year ended December 31, 2025 and 2024, respectively.

All Other Fees. We did not pay our auditors for any other services for the year ended December 31, 2025 and 2024.

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

BYNORDIC ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

byNordic Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of byNordic Acquisition Corporation (the “Company”) as of December 31, 2025, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before April 12, 2026 or August 12, 2026 if they exercise their remaining monthly extensions. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 12, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond that date and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company's auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, New York

March 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

byNordic Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of byNordic Acquisition Corporation (the “Company”) as of December 31, 2024, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses on or before before April 12, 2025 or August 12, 2025 if they exercise their remaining monthly extensions. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 12, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond that date and lacks the capital resources that are needed to fund its operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 through 2025.

New York, NY
March 31, 2025

BYNORDIC ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$337,755	$272,588
Prepaid franchise tax	20,812	78,593
Income tax receivable	1,010	—
Prepaid expenses and other current assets	12,114	32,587
Total current assets	371,691	383,768

Marketable securities held in Trust Account	5,532,541	11,864,847
Total assets	$5,904,232	$12,248,615

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$457,734	$298,650
Excise tax payable	70,197	295,573
Income taxes payable	—	1,592
Deferred tax liability	3,626	9,383
Promissory notes – related parties	7,685,000	6,235,000
Due to related party	307,500	207,500
Total current liabilities	8,524,057	7,047,698

Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	$14,736,557	$13,260,198

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 436,743 and 1,007,796 shares at redemption value of $12.67 and $11.82 per share as of December 31, 2025 and 2024, respectively.	$5,534,572	$11,916,287

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,940,000 issued and outstanding as of December 31, 2025 and 2024 (excluding 436,743 and 1,007,796 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively.	294	294
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding as of December 31, 2025 and 2024, respectively.	375	375
Additional paid-in capital	—	—
Accumulated deficit	(14,367,566)	(12,928,539)
Total stockholders’ deficit	(14,366,897)	(12,927,870)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$5,904,232	$12,248,615

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2025	2024
General and administrative support fees	$120,000	$120,000
Insurance	245,422	244,731
Franchise taxes	57,991	71,827
Listing and filing fees	121,890	146,281
Other operating costs	513,105	871,543
Total operating costs	(1,058,408)	(1,454,382)

Other income:
Interest earned on marketable securities held in Trust Account	398,336	1,560,457

Income before provision for income taxes	(660,072)	106,075
Provision for income taxes	(71,472)	(312,612)
Net loss	$(731,544)	$(206,537)

Weighted average redeemable Class A common shares outstanding - basic and diluted	785,633	2,635,195
Net loss per redeemable Class A common stock - basic and diluted	$(0.10)	$(0.02)
Weighted average non-redeemable Class A and Class B common stock outstanding - basic and diluted	6,690,000	6,690,000
Net loss per non-redeemable Class A and Class B common stock - basic and diluted	$(0.10)	$(0.02)

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	940,000	$94	5,750,000	$575	$—	$(10,443,733)	$(10,443,064)
Conversion of Class B common stock to Class A common stock	2,000,000	200	(2,000,000)	(200)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(294,914)	(294,914)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(1,983,355)	(1,983,355)
Net loss	—	—	—	—	—	(206,537)	(206,537)

Balance – December 31, 2024	2,940,000	$294	3,750,000	$375	$—	$(12,928,539)	$(12,927,870)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(69,538)	(69,538)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(637,945)	(637,945)
Net loss	—	—	—	—	—	(731,544)	(731,544)

Balance – December 31, 2025	2,940,000	$294	3,750,000	$375	$—	$(14,367,566)	$(14,366,897)

The accompanying notes are an integral part of the financial statements.

BYNORDIC ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(731,544)	$(206,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(397,877)	(1,536,233)
Deferred taxes payable	(5,757)	(27,563)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	20,473	2,231
Accrued expenses and other current liabilities	159,084	226,331
Excise tax payable	(294,914)	(1,455,187)
Franchise and federal income taxes payable	55,179	(123,790)
Due to related party	100,000	90,000
Net cash used in operating activities	(1,095,356)	(3,030,748)

Cash Flows from Investing Activities:
Withdrawal from Trust Account	80,057	528,161
Cash withdrawn from Trust Account in connection with redemptions	7,019,660	29,491,422
Investment of cash in Trust Account	(369,534)	(831,560)
Net cash provided by investing activities	6,730,183	29,188,023

Cash Flows from Financing Activities:
Redemption of Class A Common Stock	(7,019,660)	(29,491,422)
Proceeds from promissory note to related party	1,450,000	1,300,000
Net cash used in financing activities	(5,569,660)	(28,191,422)

Net Change in Cash	65,167	(2,034,147)
Cash – Beginning of year	272,588	2,306,735
Cash – End of year	$337,755	$272,588
Supplemental cash flow information
Payment of federal income taxes	$79,831	$363,722

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$637,945	$1,983,355
Conversion of Class B common stock to non-redeemable Class A common stock	$—	$200
Excise tax payable	$69,538	$294,914

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through December 31, 2025, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below) and subsequent borrowings from the Sponsor and its affiliates.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination to the extent not paid to holders of Public Shares that exercise redemption rights. If the Company seeks to list its securities on Nasdaq following a Business Combination, to comply with Nasdaq rules, among other requirements, the Business Combination would need to be with one or more target companies having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company anticipates structuring its Business Combination either (i) in such a way so that the post-transaction company in which the holders of Public Shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the Company’s stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination.  There is no assurance that the Company will be able to successfully effect a Business Combination or that it would be able to list its securities on Nasdaq following completion of a Business Combination.

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

Further in connection with the 2024 annual meeting, the stockholders of the Company approved amendments to the Company’s Amended and Restated Certificate of Incorporation to provide for the right of a stockholder of the Company’s Class B Common Stock, par value $0.0001 per share, to convert into shares of the Company’s Class A Common Stock, par value $0.0001 per share on a one-for-one basis at any time, and from time to time, prior to the closing of a Business Combination at the election of the holder.

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

In each month from September 2025 to March 2026, the Company funded monthly extension to the Combination Period that had previously been approved by the Board by depositing $17,470 into the Trust Account, thereby extending the time available to the Company to consummate its initial Business Combination from December 12, 2025 to April 12, 2026.

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

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, June 2025, August 2025 and December 2025, the Company issued non-convertible promissory notes (together the “Non-convertible Promissory Notes”) to Achilles Capital AB (formerly known as DDM Debt AB) (“Achilles”), an affiliate of the Sponsor, in an aggregate principal amount of $4,450,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital to fund operating expenses as well as deposits to the trust account in connection with extensions of the Combination Period and transaction costs relating to the Company’s efforts to complete an initial business combination.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share following the exercise of the Company’s Initial Extension) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share, due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. From May 8, 2023, when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through the date of this filing, the Company had deposited an aggregate of $3,603,504 to the Trust Account to extend the Combination Period to April 12, 2026.

As of December 31, 2025, the Company had withdrawn from the Trust Account and paid to tax authorities $2,023 in excess of taxes incurred. The amount of tax payments in excess of taxes incurred will be credited against future taxes due.

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

Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 6, 2025, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2026. The Company exercised monthly extensions of the business combination period in each month from September 2025 to March 2026 and deposited $17,470 into the Trust Account in connection with each extension. With such extensions, the Combination period has been extended to April 12, 2026. (See Note 9).

Risks and Uncertainties

Geopolitical events, including the Russian invasion of Ukraine, the Israel-Hamas war, the escalating military conflict between the United States, Israel and Iran, and increased hostilities across the Middle East region, have had a material adverse effect on financial and business conditions in Europe and globally in a manner that could materially and adversely affect the business and prospects of potential targets for our initial Business Combination. These circumstances could reduce the number of attractive targets for our initial Business Combination, increase the cost of our initial Business Combination and delay or prevent us from completing our initial Business Combination.

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

In addition, on February 28, 2026, the United States and Israel launched a large-scale joint military operation against Iran targeting military infrastructure, nuclear program assets and senior government officials. Iran has responded with retaliatory missile and drone strikes against targets in Israel and U.S. military installations across the Persian Gulf region, and Iran’s Islamic Revolutionary Guard Corps has effectively closed the Strait of Hormuz to commercial shipping. Concurrently, Iran-backed Houthi forces in Yemen have resumed attacks on commercial shipping in the Red Sea and the Bab el-Mandeb Strait. These developments have caused significant disruption to global energy supplies and maritime trade routes, significant increases in oil and gas prices, heightened financial market volatility, airspace closures across multiple Gulf states and the withdrawal of war risk insurance coverage for key shipping corridors. The duration and consequences of this conflict remain highly uncertain.

The continuing geopolitical uncertainty relating to the Israel-Hamas war, the U.S.-Israel-Iran conflict, other conflicts in the Middle East, terrorist attacks or other hostile acts, civil unrest, including demonstrations and protests, regionally, in Europe or the United States, could cause further damage or disruption to international commerce and the global economy, and thus have a material adverse effect on the business, the cost and availability of capital and prospects of technology companies in northern Europe which are the focus of the Company’s search for a Business Combination. The number of attractive targets for the Company’s Business Combination could be reduced, the cost of a Business Combination may be increased, and the Company could experience a delay of, or inability to complete a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 24, 2025, the Treasury Department and Internal Revenue Service issued final regulations regarding the application of the excise tax on repurchases of corporate stock. The final regulations generally allow a scope exception for companies that completed their initial public offering prior to August 16, 2022 and completed stock repurchases pursuant to unilateral put rights occurring after December 31, 2022.

In October 2024 and March 2025 the Company paid excise taxes with respect to stock redemptions in August 2023 and August 2024. The Company intends to file amended excise tax returns seeking a refund of prior excise payments made. The Company has not recorded any adjustments to the excise taxes for this change in regulations.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash of $337,755 not held in the Trust Account and a working capital deficit of $8,152,366.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of December 31, 2025 borrowed $7,685,000 to be used to extend the Combination Period and for general working capital purposes (Note 5).

Under the Company’s Amended and Restated Certificate of Incorporation prior to its amendment on August 6, 2025, the Board of Directors of the Company elected to extend the Business Combination period through August 12, 2025 by depositing $40,312 to the Company’s Trust Account for each month the board of directors elects to extend the Combination Period. Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 6, 2025, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2026, by depositing $17,470 to the Company’s Trust Account for each month the board of directors elects to extend the Combination Period. Any extension beyond August 12, 2026 would require an amendment to the Company’s Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by the Combination Period or such later date to which the Business Combination period may be extended. As of the filing of this Form 10-K, the Company has deposited funds in the Trust Account to fund the Combination Period to March 12, 2026. If a Business Combination is not consummated by April 12, 2026 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern”, management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, securities listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 12, 2026 or at the end of any further extension period.

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

Marketable Securities Held in Trust Account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024. The Company held $337,755 and $272,588 in cash as of December 31, 2025 and 2024, respectively. Included in the cash as of December 31, 2025 and 2024 is $2,023 and $51,429, respectively, of funds withdrawn from the Trust Account to be used for the payment of taxes.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through December 31, 2025.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company has two classes of shares, which are referred to as redeemable Class A Common Stock and non-redeemable Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net loss per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A Common Stock in the aggregate. At December 31, 2025 and 2024, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A Common Stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2025		2024
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(76,880)	$(654,664)	$(58,365)	$(148,172)

Denominator:
Basic and diluted weighted average shares outstanding	785,633	6,690,000	2,635,195	6,690,000
Basic and diluted net loss per common stock	$(0.10)	$(0.10)	$(0.02)	$(0.02)

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

At December 31, 2025 and 2024, the amount of public common stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption	Shares	Amount
December 31, 2023	3,586,272	$39,424,354
Less:
Redemptions	(2,578,476)	(29,491,422)
Add:
Remeasurement adjustment on redeemable common stock	—	1,983,355
December 31, 2024	1,007,796	11,916,287
Less:
Redemption	(571,053)	(7,019,660)
Add:
Remeasurement adjustment on redeemable common stock	—	637,945
December 31, 2025	436,743	$5,534,572

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 on a prospective basis. The Company evaluated requirements for the new standard and determined that the adoption of ASU 2023-09 did not have a material impact on its financial statements and disclosures.

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

NOTE 3. WARRANTS

As of December 31, 2025 and 2024, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 4. PRIVATE PLACEMENT

As of December 31, 2025, the Sponsor, byNordic Holdings and byNordic Holdings II had purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

Advances from Related Party

As of December 31, 2019, the Sponsor had advanced the Company an aggregate of $105,000 to fund expenses in connection with the IPO. The advances were non-interest bearing and payable upon demand. On February 26, 2020, the advances were converted into loans under the Promissory Note (see below).

Promissory Note — Related Party

Pre-IPO Promissory Notes

On February 26, 2020, the Company issued a promissory note to the Sponsor, pursuant to which the Company borrowed $300,000 to cover expenses related to the IPO. The promissory note was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the IPO. On February 26, 2020, the Company borrowed $13,750 under the promissory note and advances of $105,000 were converted into loans under the promissory note.

On May 24, 2021, the Sponsor amended and restated the promissory note to increase the principal amount that may be loaned under the promissory note from $300,000 to $400,000. On November 15, 2021, the Sponsor amended and restated the promissory note to increase the principal amount that may be loaned under the promissory note from $400,000 to $500,000. The principal balance of the promissory note was due on the earlier to occur of (i) March 31, 2022 and (ii) the date on which the Company consummated the IPO and was repaid in full in connection with the closing of the IPO. No further borrowings are available under these promissory notes

Convertible Promissory Notes

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

Together, the Initial Extension Loan, the Initial Working Capital Loan, the Additional Extension Loan and the Additional Working Capital Loan are sometimes referred to herein, collectively, as the “Convertible Promissory Notes” or “Working Capital Loans.”

Non-Convertible Promissory Notes

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, June 2025, August 2025 and December 2025, the Company issued non-convertible promissory notes (together the “Non-convertible Promissory Notes”) to Achilles, an affiliate of the Sponsor, with an aggregate principal amount of $4,450,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital. The Non-convertible Promissory Notes bear no interest and are due upon the consummation of a Business Combination (the “Maturity Date”).

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

As of December 31, 2025 and 2024, the Company reported an aggregate of $7,685,000 and $6,235,000, respectively, in outstanding balances under the Convertible Promissory Notes and the Non-convertible Promissory Notes as promissory notes – related parties on the balance sheets.

Due to Related Party - Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2025 and 2024, the Company incurred $120,000 and $120,000, respectively, of which $307,500 and $207,500, respectively, is recorded as due to related party in the balance sheets at December 31, 2025 and 2024.

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

Underwriters’ Agreement

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock, with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. At December 31, 2025 and 2024, there were 2,940,000 shares of Class A Common Stock issued and outstanding, respectively (excluding 436,743 and 1,007,796 shares subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 3,750,000 Founder Shares issued and outstanding.

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

NOTE 8. INCOME TAX

The income tax provision for the year ended December 31, 2025 and 2024 consists of the following:

	December 31,	December 31,
	2025	2024
Federal
Current	$77,228	$340,175
Deferred	(215,844)	(317,899)
State and Local
Current	—	—
Deferred	—	—
Foreign
Current	—	—
Deferred	—	—

Change in valuation allowance – federal	210,088	290,336
Change in valuation allowance – state and local	—	—
Change in valuation allowance – foreign	—	—

Income tax provision	$71,472	$312,612

As of December 31, 2025 and 2024, the Company had no U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

The Company’s net deferred tax liability at December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax liability
Organizational costs/Startup expenses	$955,949	$745,861
Unrealized gain – Trust	(3,626)	(9,383)
Federal net operating loss	—	—
Total deferred tax asset	952,323	736,478
Change in valuation allowance – federal	(955,949)	(745,861)
Change in valuation allowance – state and local	—	—
Change in valuation allowance – foreign	—	—
Deferred tax liability, net of allowance	$(3,626)	$(9,383)

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2025 and 2024, the change in the valuation allowance was $210,088 and $290,336, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025		2024
Statutory federal income tax rate	21.0%	$(138,616)	21.0%
Change in valuation allowance – federal	(31.8)%	210,088	273.7%
Change in valuation allowance – state and local	—%	—	—%
Change in valuation allowance – foreign	—%	—	—%
Income tax provision	(10.8)%	$71,472	294.7%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company had no foreign operations and therefore no foreign tax disclosure requirements.

In 2025 and 2024, the Company paid $79,831 and $363,722, respectively, in federal taxes.

NOTE 9. — SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For The Year Ended December 31,
	2025	2024
Operating costs	$1,058,408	$1,454,382
Interest earned on marketable securities held in Trust Account	$398,336	$1,560,457

The key measures of segment profit or loss reviewed by our CODM are interest earned on marketable securities held in Trust Account and operating costs. The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than disclosed in the Notes or as described below, that would have required adjustment or disclosure in the financial statements.

In January, February and March 2026 the Company funded monthly extensions to Combination Period that had previously been approved by the Board by depositing $17,470 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination from January 12, 2026 to April 12, 2026.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Charter Amendment to the Amended and Restated Certificate of Incorporation of byNordic Acquisition Corporation dated August 8, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2025)
4.1	Description of Registered Securities.*
10.1	Promissory Note dated as of June 6, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 10, 2025)
10.2	Promissory Note dated as of August 5, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2025)
10.4	Promissory Note dated as of December 15, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 19, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2025)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	byNordic Acquisition Corporation Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 2, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2026	BYNORDIC ACQUISITION CORPORATION

	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonas Olsson	Chairman of the Board	March 24, 2026
Jonas Olsson

/s/ Michael Hermansson	Chief Executive Officer	March 24, 2026
Michael Hermansson	(Principal Executive Officer)

/s/ Thomas Fairfield	Chief Financial Officer and Chief Operating Officer	March 24, 2026
Thomas Fairfield	(Principal Financial and Accounting Officer)

/s/ Anna Yukiko Bickenbach	Director	March 24, 2026
Anna Yukiko Bickenbach

/s/ Anders Norlin	Director	March 24, 2026
Anders Norlin

/s/ Fredrik Elmberg	Director	March 24, 2026
Fredrik Elmberg

/s/ Steven Wasserman	Director	March 24, 2026
Steven Wasserman