Form 10-Q
period 2026-03-31
byNordic Acquisition Corp
filed 2026-05-15
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 15, 2026, there were 3,376,743 shares of Class A common stock, $0.0001 par value and 3,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$86,274	$337,755
Prepaid franchise tax	17,015	20,812
Income tax receivable	—	1,010
Prepaid expenses and other current assets	24,650	12,114
Total current assets	127,939	371,691

Marketable securities held in Trust Account	5,634,054	5,532,541
Total assets	$5,761,993	$5,904,232

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$782,844	$457,734
Excise tax payable	70,197	70,197
Income taxes payable	8,574	—
Deferred tax liability	3,558	3,626
Promissory notes – related parties	7,685,000	7,685,000
Due to related party	337,500	307,500
Total current liabilities	8,887,673	8,524,057

Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	$15,100,173	$14,736,557

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 436,743 shares at redemption value of $12.87 and $12.67 per share as of March 31, 2026 and December 31, 2025, respectively.	$5,622,773	$5,534,572

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,940,000 issued and outstanding as of March 31, 2026 and December 31, 2025 (excluding 436,743 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025.	294	294
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding as of March 31, 2026 and December 31, 2025.	375	375
Additional paid-in capital	—	—
Accumulated deficit	(14,961,622)	(14,367,566)
Total stockholders’ deficit	(14,960,953)	(14,366,897)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$5,761,993	$5,904,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative support fees	$30,000	$30,000
Insurance	44,005	61,330
Franchise taxes	3,797	19,451
Listing and filing fees	5,828	65,608
Other operating costs	461,819	106,671
Total loss from operations	(545,449)	(283,060)

Other income:
Interest earned on marketable securities held in Trust Account	49,110	125,971

Loss before provision for income taxes	(496,339)	(157,089)
Provision for income taxes	(9,516)	(22,369)
Net loss	$(505,855)	$(179,458)

Weighted average redeemable Class A common stock outstanding - basic and diluted	436,743	1,007,796
Net loss per redeemable Class A common stock - basic and diluted	$(0.07)	$(0.02)
Weighted average non-redeemable Class A and Class B common stock outstanding - basic and diluted	6,690,000	6,690,000
Net loss per non-redeemable Class A and Class B common stock - basic and diluted	$(0.07)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	2,940,000	$294	3,750,000	$375	$—	$(14,367,566)	$(14,366,897)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(88,201)	(88,201)
Net loss	—	—	—	—	—	(505,855)	(505,855)
Balance – March 31, 2026	2,940,000	$294	3,750,000	$375	$—	$(14,961,622)	$(14,960,953)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,940,000	$294	3,750,000	$375	$—	$(12,928,539)	$(12,927,870)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(204,760)	(204,760)
Net loss	—	—	—	—	—	(179,458)	(179,458)
Balance – March 31, 2025	2,940,000	$294	3,750,000	$375	$—	$(13,312,757)	$(13,312,088)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(505,855)	$(179,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(49,103)	(125,645)
Deferred taxes payable	(68)	(293)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,536)	(26,413)
Accrued expenses and other current liabilities	325,110	42,624
Excise tax payable	—	(294,914)
Franchise and federal income taxes payable	13,381	41,904
Due to related party	30,000	10,000
Net cash used in operating activities	(199,071)	(532,195)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(52,410)	(120,936)
Net cash used in investing activities	(52,410)	(120,936)

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	—	650,000
Net cash provided by financing activities	—	650,000

Net Change in Cash	(251,481)	(3,131)
Cash – Beginning of period	337,755	272,588
Cash – End of period	$86,274	$269,457

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$88,201	$204,760

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through March 31, 2026, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below) and subsequent borrowings from the Sponsor and its affiliates.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

In each month from September 2025 to May 2026, the Company funded monthly extension to the Combination Period that had previously been approved by the Board by depositing $17,470 into the Trust Account, thereby extending the time available to the Company to consummate its initial Business Combination from December 12, 2025 to June 12, 2026.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, June 2025, August 2025, December 2025 and April 2026, the Company issued non-convertible promissory notes (together the “Non-convertible Promissory Notes”) to Achilles Capital AB (formerly known as DDM Debt AB) (“Achilles”), an affiliate of the Sponsor, in an aggregate principal amount of $4,700,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital to fund operating expenses as well as deposits to the trust account in connection with extensions of the Combination Period and transaction costs relating to the Company’s efforts to complete an initial business combination.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share following the exercise of the Company’s Initial Extension) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share, due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. From May 8, 2023, when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through March 31, 2026, the Company had deposited an aggregate of $3,603,504 to the Trust Account to extend the Combination Period to April 12, 2026.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 6, 2025, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2026. The Company exercised monthly extensions of the business combination period in each month from September 2025 to May 2026 and deposited $17,470 into the Trust Account in connection with each extension. With such extensions, the Combination period has been extended to June 12, 2026. (See Note 9).

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

In October 2024 and March 2025 the Company paid excise taxes with respect to stock redemptions in August 2023 and August 2024. The Company has filed amended excise tax returns seeking a refund of prior excise payments made. The Company has not recorded any adjustments to the excise taxes for this change in regulations.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash of $86,274 not held in the Trust Account and a working capital deficit of $8,759,734.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of March 31, 2026 borrowed $7,685,000 to be used to extend the Combination Period and for general working capital purposes (Note 5).

Under the Company’s Amended and Restated Certificate of Incorporation prior to its amendment on August 6, 2025, the Board of Directors of the Company elected to extend the Business Combination period through August 12, 2025 by depositing $40,312 to the Company’s Trust Account for each month the board of directors elects to extend the Combination Period. Pursuant to an amendment of the Company’s Certificate of Incorporation approved by stockholders on August 6, 2025, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2026, by depositing $17,470 to the Company’s Trust Account for each month the board of directors elects to extend the Combination Period. Any extension beyond August 12, 2026 would require an amendment to the Company’s Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by the Combination Period or such later date to which the Business Combination period may be extended. As of the filing of this Form 10-Q, the Company has deposited funds in the Trust Account to fund the Combination Period to June 12, 2026. If a Business Combination is not consummated by June 12, 2026 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern”, management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, securities listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2026 or at the end of any further extension period.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed March 25, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Marketable Securities Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025. The Company held $86,274 and $337,755 in cash as of March 31, 2026 and December 31, 2025, respectively. Included in the cash as of March 31, 2026 and December 31, 2025 is $0 and $2,023, respectively, of funds withdrawn from the Trust Account to be used for the payment of taxes.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rates were (1.9)% and (14.2)% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2026 and 2025, due to the valuation allowance on the deferred tax assets.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through March 31, 2026.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company has two classes of shares, which are referred to as redeemable Class A Common Stock and non-redeemable Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net loss per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A Common Stock in the aggregate. At March 31, 2026 and 2025, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A Common Stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(31,000)	$(474,855)	$(23,495)	$(155,963)

Denominator:
Basic and diluted weighted average shares outstanding	436,743	6,690,000	1,007,796	6,690,000
Basic and diluted net loss per common stock	$(0.07)	$(0.07)	$(0.02)	$(0.02)

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

At March 31, 2026 and December 31, 2025, the amount of public common stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption	Shares	Amount
December 31, 2024	1,007,796	$11,916,287
Less:
Redemption	(571,053)	(7,019,660)
Add:
Remeasurement adjustment on redeemable common stock	—	637,945
December 31, 2025	436,743	5,534,572
Add:
Remeasurement adjustment on redeemable common stock	—	88,201
March 31, 2026	436,743	$5,622,773

Recent Accounting Pronouncements

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. None of the tax provisions had a significant impact on the Company’s financial statements.

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

NOTE 3. WARRANTS

As of March 31, 2026 and December 31, 2025, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 4. PRIVATE PLACEMENT

As of March 31, 2026, the Sponsor, byNordic Holdings and byNordic Holdings II had purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Non-Convertible Promissory Notes

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, June 2025, August 2025, December 2025 and April 2026, the Company issued non-convertible promissory notes (together the “Non-convertible Promissory Notes”) to Achilles, an affiliate of the Sponsor, with an aggregate principal amount of $4,700,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital. The Non-convertible Promissory Notes bear no interest and are due upon the consummation of a Business Combination (the “Maturity Date”).

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

As of March 31, 2026 and December 31, 2025, the Company reported an aggregate of $7,685,000 in outstanding balances under the Convertible Promissory Notes and the Non-convertible Promissory Notes as promissory notes – related parties on the balance sheets.

Due to Related Party - Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At March 31, 2026 and December 31, 2025, the Company incurred $30,000 of which $337,500 and $307,500, respectively, is recorded as due to related party in the condensed balance sheets at March 31, 2026 and December 31, 2025.

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

MARCH 31, 2026

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock, with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 2,940,000 shares of Class A Common Stock issued and outstanding, respectively (excluding 436,743 shares subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 3,750,000 Founder Shares issued and outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
Operating costs	$(545,449)	$(283,060)
Interest earned on marketable securities held in Trust Account	$49,110	$125,971

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

In April and May 2026 the Company funded monthly extensions to Combination Period that had previously been approved by the Board by depositing $17,470 into the Trust Account, thereby extending the time available to the Company to consummate its initial business combination to June 12, 2026.

In April 2026, the Company issued a non-convertible promissory note to Achilles, an affiliate of the Sponsor, with an aggregate principal amount of $250,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital. The Non-convertible Promissory Notes bear no interest and are due upon the consummation of a Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in the Company’s Form 10-K for the year ended December 31, 2025 and other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In December 2023, April 2024, June 2024, August 2024, September 2024, December 2024, January 2025, March 2025, June 2025, August 2025, December 2025 and April 2026, the Company issued non-convertible promissory notes (together the “Non-convertible Promissory Notes”) to Achilles Capital AB (formerly known as DDM Debt AB) (“Achilles”), an affiliate of the Sponsor, with an aggregate value of $4,700,000. The proceeds of the borrowings under the Non-Convertible Promissory Notes were used to provide the Company with general working capital.

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

Trust Account Funding

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through the date of this filing, the Company has deposited an aggregate of $3,638,444 to the Trust Account to extend the Combination Period to June 12, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $505,855 which consisted of operating costs of $545,449 and federal income taxes of $9,516, partially offset by interest earned on marketable securities held in trust account of $49,110.

For the three months ended March 31, 2025, we had a net loss of $179,458 which consisted of operating costs of $283,060 and federal income taxes of $22,369, partially offset by interest earned on investments held in trust account and cash of $125,971.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash of $86,274 not held in the Trust Account and a working capital deficit of $8,759,734.

For the three months ended March 31, 2026, cash used in operating activities was $199,071. Net loss of $505,855 was affected by interest earned on marketable securities held in the Trust Account of $49,103 and deferred taxes of $68. Changes in operating assets and liabilities provided $355,955 of cash for operating activities. Cash used in investing activities was $52,410 which consist of investment of cash to the Trust Account. No Cash used in financing activities.

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

As of March 31, 2026, we had marketable securities held in the Trust Account of $5,634,054 consisting of money market funds which are invested in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2026, we withdrew $0 of interest earned on the Trust Account for the payment of franchise and income taxes.

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

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of March 31, 2026 borrowed $7,685,000 to be used to extend the Combination Period and for general working capital purposes. At March 31, 2026, the aggregate principal amounts outstanding under Convertible and Non-Convertible Promissory Notes issued to the Sponsor and Achilles were $3,235,000 and $4,450,000, respectively.

The Company currently has until June 12, 2026 or the end of any further monthly extension period approved by the Board through August 12, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by June 12, 2026 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by June 12, 2026 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2026 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and outstanding promissory notes to the Sponsor and its affiliates in the aggregate amount of $7,685,000 as of March 31, 2026. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2025 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2024, the Company issued an aggregate 2,000,000 shares of Class A common stock pursuant to the conversion (the “Conversion”) of an aggregate of 2,000,000 shares of Class B common stock to the Sponsor, byNordic Holdings and byNordic Holdings II. Except for the shares issued pursuant to the Conversion, there have been no unregistered sales of equity securities with respect to the period covered by this report.[to be reviewed for possible deletion

For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note dated as of April 29, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 4, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYNORDIC ACQUISITION CORPORATION

Date: May 15, 2026	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)