Form 10-Q
period 2026-06-30
byNordic Acquisition Corp
filed 2026-08-14
CIK 1801417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 3,161,255 shares of Class A common stock, $0.0001 par value and 3,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BYNORDIC ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$150,345	$337,755
Prepaid franchise tax	24,860	20,812
Income tax receivable	—	1,010
Prepaid expenses and other current assets	11,818	12,114
Total current assets	187,023	371,691

Marketable securities held in Trust Account	5,718,028	5,532,541
Total assets	$5,905,051	$5,904,232

Liabilities, Commitments and Contingencies and Stockholders’ Deficit
Current liabilities:
Accrued expenses and other current liabilities	$973,811	$457,734
Excise tax payable	70,197	70,197
Income taxes payable	2,319	—
Deferred tax liability	3,486	3,626
Promissory notes – related parties	7,935,000	7,685,000
Due to related party	367,500	307,500
Total current liabilities	9,352,313	8,524,057

Deferred legal fee	175,000	175,000
Deferred underwriters’ discount	6,037,500	6,037,500
Total liabilities	$15,564,813	$14,736,557

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 436,743 shares at redemption value of $13.10 and $12.67 per share as of June 30, 2026 and December 31, 2025, respectively.	$5,720,940	$5,534,572

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,940,000 issued and outstanding as of June 30, 2026 and December 31, 2025 (excluding 436,743 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025.	294	294
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 issued and outstanding as of June 30, 2026 and December 31, 2025.	375	375
Additional paid-in capital	—	—
Accumulated deficit	(15,381,371)	(14,367,566)
Total stockholders’ deficit	(15,380,702)	(14,366,897)
Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$5,905,051	$5,904,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative support fees	$30,000	$30,000	$60,000	$60,000
Insurance	69,482	58,721	113,487	120,051
Listing and filing fees	6,613	19,806	12,441	85,414
Other operating costs	253,401	134,404	719,017	260,526
Total loss from operations	(359,496)	(242,931)	(904,945)	(525,991)

Other income:
Interest earned on marketable securities held in Trust Account	50,078	128,284	99,188	254,255

Loss before provision for income taxes	(309,418)	(114,647)	(805,757)	(271,736)
Provision for income taxes	(12,164)	(21,316)	(21,680)	(43,685)
Net loss	$(321,582)	$(135,963)	$(827,437)	$(315,421)

Weighted average redeemable Class A common stock outstanding - basic and diluted	436,743	1,007,796	436,743	1,007,796
Net loss per redeemable Class A common stock - basic and diluted	$(0.05)	$(0.02)	$(0.12)	$(0.04)
Weighted average non-redeemable Class A and Class B common stock outstanding - basic and diluted	6,690,000	6,690,000	6,690,000	6,690,000
Net loss per non-redeemable Class A and Class B common stock - basic and diluted	$(0.05)	$(0.02)	$(0.12)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	2,940,000	$294	3,750,000	$375	$—	$(14,367,566)	$(14,366,897)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(88,201)	(88,201)
Net loss	—	—	—	—	—	(505,855)	(505,855)
Balance – March 31, 2026	2,940,000	294	3,750,000	375	—	(14,961,622)	(14,960,953)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(98,167)	(98,167)
Net loss	—	—	—	—	—	(321,582)	(321,582)
Balance – June 30, 2026	2,940,000	$294	3,750,000	$375	$—	$(15,381,371)	$(15,380,702)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	2,940,000	$294	3,750,000	$375	$—	$(12,928,539)	$(12,927,870)
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(204,760)	(204,760)
Net loss	—	—	—	—	—	(179,458)	(179,458)
Balance – March 31, 2025	2,940,000	294	3,750,000	375	—	(13,312,757)	(13,312,088)
Reversal of excess excise tax payable	—	—	—	—	—	659	659
Remeasurement of Class A common stock subject to redemption	—	—	—	—	—	(201,078)	(201,078)
Net loss	—	—	—	—	—	(135,963)	(135,963)
Balance – June 30, 2025	2,940,000	$294	3,750,000	$375	$—	$(13,649,139)	$(13,648,470)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(827,437)	$(315,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(99,178)	(253,882)
Deferred taxes payable	(140)	(482)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	296	(9,208)
Accrued expenses and other current liabilities	516,077	83,090
Excise tax payable	—	(294,914)
Franchise and federal income taxes payable	(719)	38,357
Due to related party	60,000	40,000
Net cash used in operating activities	(351,101)	(712,462)

Cash Flows from Investing Activities:
Withdrawal from trust account	18,511	52,037
Investment of cash in Trust Account	(104,820)	(241,872)
Net cash used in investing activities	(86,309)	(189,835)

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	250,000	850,000
Net cash provided by financing activities	250,000	850,000

Net Change in Cash	(187,410)	(52,297)
Cash – Beginning of period	337,755	272,588
Cash – End of period	$150,345	$220,291

Non-Cash investing and financing activities:
Remeasurement of Class A common stock subject to redemption	$186,368	$405,838
Reversal of excise tax payable attributable to redemption of common stock	$—	$659

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from December 27, 2019 (inception) through June 30, 2026, relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below) and subsequent borrowings from the Sponsor and its affiliates.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

At the annual meeting on August 6, 2026, the stockholders of the Company approved amendments (the “August 2026 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to permit the Board to extend the Combination Period by one month each time from August 12, 2026 to August 12, 2027, or such earlier date as determined by the Board in its sole discretion, by depositing $8,850 for each such monthly extension to the Trust Account, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the August 2026 amendments to the Company’s Amended and Restated Certificate of Incorporation, 215,488 of the Public Shares were tendered for redemption for $2,837,690 or approximately $13.17 per share. The Company funded a one-month extension of the Combination period to September 12, 2026 by depositing $8,850 to the Trust Account on August 10, 2026.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share following the exercise of the Company’s Initial Extension) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share, due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. From May 8, 2023, when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through June 30, 2026, the Company had deposited an aggregate of $3,655,914 to the Trust Account to extend the Combination Period to July 12, 2026. Subsequent to June 30, 2026, the Company deposited an aggregate of $26,320 to extend the Combination period to September 12, 2026.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Extensions of Business Combination Period

As previously disclosed, on August 6, 2026, the Company held an annual meeting of stockholders to consider, among other things, proposals to amend the Company’s amended and restated certificate of incorporation in order to extend the time the Company has to complete its initial Business Combination from August 12, 2026 to August 12, 2027, or such earlier date as determined by the Company’s board of directors, in its sole discretion, and to allow the Company, without another stockholder vote, to elect to extend the termination date by one additional month, for a total of twelve additional months, until August 12, 2027, unless the closing of the Company’s initial Business Combination shall have occurred prior thereto.

Pursuant to an amendment of the Company’s Amended and Restated Certificate of Incorporation approved by stockholders on August 6, 2025, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2026. The Company exercised monthly extensions of the Combination period in each month from September 2025 to July 2026 and deposited $17,470 into the Trust Account in connection with each extension. With such extensions, the Combination period has been extended to August 12, 2026. (See Note 9).

Pursuant to an amendment of the Company’s Amended and Restated Certificate of Incorporation approved by stockholders on August 6, 2026, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2027. On August 10, 2026, the Company exercised a monthly extension of the Combination period to September 12, 2026 and deposited $8,850 into the Trust Account in connection with such extension. (See Note 9).

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $150,345 not held in the Trust Account and a working capital deficit of $9,165,290.

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of June 30, 2026 borrowed $7,935,000 to be used to extend the Combination Period and for general working capital purposes (Note 5).

Pursuant to an amendment of the Company’s Amended and Restated Certificate of Incorporation approved by stockholders on August 6, 2026, the Company can exercise up to 12 monthly extensions of the Combination Period until August 12, 2027, by depositing $8,850 to the Company’s Trust Account for each month the board of directors elects to extend the Combination Period. Any extension beyond August 12, 2027 would require an amendment to the Company’s Amended and Restated Certificate of Incorporation. It is uncertain that the Company will be able to consummate a Business Combination by the Combination Period or such later date to which the Business Combination period may be extended. As of the filing of this Form 10-Q, the Company has deposited funds in the Trust Account to fund the Combination Period to September 12, 2026 (See Note 9). If a Business Combination is not consummated by September 12, 2026 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern”, management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, securities listing, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 12, 2026 or at the end of any further extension period.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed March 25, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Marketable Securities Held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025. The Company held $150,345 and $337,755 in cash as of June 30, 2026 and December 31, 2025, respectively. Included in the cash as of June 30, 2026 and December 31, 2025 is $2,902 and $2,023, respectively, of funds withdrawn from the Trust Account to be used for the payment of taxes.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rates were (3.9)% and (18.6)% for the three months ended June 30, 2026 and 2025, respectively, and (2.7)% and (16.1)% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2026 and 2025, due to the valuation allowance on the deferred tax assets.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through June 30, 2026.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Common Share

The Company has two classes of shares, which are referred to as redeemable Class A Common Stock and non-redeemable Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net loss per share does not consider the effect of the warrants issued in connection with the IPO or exercise of over-allotment since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 8,625,000 shares of Class A Common Stock in the aggregate. At June 30, 2026 and 2025, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A Common Stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(19,707)	$(301,875)	$(17,800)	$(118,163)	$(50,707)	$(776,730)	$(41,295)	$(274,126)

Denominator:
Basic and diluted weighted average shares outstanding	436,743	6,690,000	1,007,796	6,690,000	436,743	6,690,000	1,007,796	6,690,000
Basic and diluted net loss per common stock	$(0.05)	$(0.05)	$(0.02)	$(0.02)	$(0.12)	$(0.12)	$(0.04)	$(0.04)

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

At June 30, 2026 and December 31, 2025, the amount of public common stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption	Shares	Amount
December 31, 2024	1,007,796	$11,916,287
Less:
Redemption	(571,053)	(7,019,660)
Add:
Remeasurement adjustment on redeemable common stock	—	637,945
December 31, 2025	436,743	5,534,572
Add:
Remeasurement adjustment on redeemable common stock	—	88,201
March 31, 2026	436,743	$5,622,773
Add:
Remeasurement adjustment on redeemable common stock	—	98,167
June 30, 2026	436,743	$5,720,940

Recent Accounting Pronouncements

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

NOTE 3. WARRANTS

As of June 30, 2026 and December 31, 2025, there were 8,625,000 Public Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 4. PRIVATE PLACEMENT

As of June 30, 2026, the Sponsor, byNordic Holdings and byNordic Holdings II had purchased 940,000 Private Shares in the aggregate at $10.00 per share for gross proceeds of $9,400,000 in the aggregate in a private placement that occurred concurrently with the consummation of the Company’s IPO and the underwriters’ exercise of the over-allotment option.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

As of June 30, 2026 and December 31, 2025, the Company reported an aggregate of $7,935,000 and $7,685,000, respectively, in outstanding balances under the Convertible Promissory Notes and the Non-convertible Promissory Notes as promissory notes – related parties on the balance sheets.

Due to Related Party - Administrative Services Agreement

Commencing on the effective date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At June 30, 2026 and December 31, 2025, the Company incurred $60,000 and $120,000, respectively, of which $367,500 and $307,500, respectively, is recorded as due to related party in the condensed balance sheets at June 30, 2026 and December 31, 2025.

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

JUNE 30, 2026

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

JUNE 30, 2026

(Unaudited)

Deferred Legal Fees

The Company’s legal counsel relating to the IPO has agreed to defer legal fees in the amount of $175,000, which amount will be paid from the funds held in the Trust Account upon and concurrently with the completion of a Business Combination. The Company’s IPO legal counsel will not be entitled to any interest accrued on the deferred legal fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. At June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

In connection with the August 2026 Amendments, 215,488 shares of Class A common stock were tendered for redemption, resulting in 3,161,255 shares of Class A common stock (including 2,000,000 converted shares of Class B common stock) and 3,750,000 shares of Class B common stock outstanding as of August 12, 2026.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock, with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 2,940,000 shares of Class A Common Stock issued and outstanding, respectively (excluding 436,743 shares subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock, with a par value of $0.0001 per share (the “Founder Shares”). Holders of the Founder Shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 3,750,000 Founder Shares issued and outstanding.

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

BYNORDIC ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Operating costs	$359,496	$242,931	$904,945	$525,991
Interest earned on marketable securities held in Trust Account	$50,078	$128,284	$99,188	$254,255

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

The Company held its annual meeting on August 6, 2026. At the annual meeting, the stockholders of the Company approved amendments (the “August 2026 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to permit the Board to extend the Combination Period by one month each time from August 12, 2026 to August 12, 2027, or such earlier date as determined by the Board in its sole discretion, by depositing $8,850 for each such monthly extension to the Trust Account, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the August 2026 amendments to the Company’s Amended and Restated Certificate of Incorporation, 215,488 of the Public Shares were tendered for redemption for $2,837,690 or approximately $13.17 per share.

In July and August 2026 the Company funded monthly extensions to Combination Period that had previously been approved by the Board by depositing $17,470 and $8,850, respectively, into the Trust Account, thereby extending the time available to the Company to consummate its initial Business Combination to September 12, 2026.

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

At an annual meeting on August 6, 2026, the stockholders of the Company approved amendments (the “August 2026 Amendments”) to the Company’s Amended and Restated Certificate of Incorporation to extend the Combination Period by one month each time from August 12, 2026 to August 12, 2027, or such earlier date as determined by the Board in its sole discretion, unless the closing of a Business Combination shall have occurred prior thereto. (See Note 1 of Notes to Financial Statements). The Company is required to deposit $8,850 to the trust account with respect to each such monthly extension. In connection with the August 2026 Amendments, 215,488 of the public shares were tendered for redemption for a total redemption price of $2,837,690 or approximately $13.17 per share.

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

Trust Account Funding

Since May 8, 2023 when the Company announced that its Board of Directors elected to extend the date by which the Company has to consummate a Business Combination through the date of this filing, the Company has deposited an aggregate of $3,682,234 to the Trust Account to extend the Combination Period to September 12, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 27, 2019 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $321,582 which consisted of operating costs of $359,496 and federal income taxes of $12,164, partially offset by interest earned on marketable securities held in trust account of $50,078.

For the three months ended June 30, 2025, we had a net loss of $135,963 which consisted of operating costs of $242,931 and federal income taxes of $21,316, partially offset by interest earned on marketable securities held in trust account of $128,284.

For the six months ended June 30, 2026, we had a net loss of $827,437 which consisted of operating costs of $904,945 and federal income taxes of $21,680, partially offset by interest earned on marketable securities held in trust account of $99,188.

For the six months ended June 30, 2025, we had a net loss of $315,421 which consisted of operating costs of $525,991 and federal income taxes of $43,685, partially offset by interest earned on marketable securities held in trust account of $254,255.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $150,345 not held in the Trust Account and a working capital deficit of $9,165,290.

For the six months ended June 30, 2026, cash used in operating activities was $351,101. Net loss of $827,437 was affected by interest earned on marketable securities held in the Trust Account of $99,178 and deferred taxes of $140. Changes in operating assets and liabilities provided $575,654 of cash for operating activities. Cash used in investing activities was $86,309 which consist of investment of cash to the Trust Account of $104,820 and a withdrawal of $18,511 for the payment of taxes. Cash used in financing activities was $250,000 which consist of the proceeds from promissory note to related party.

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

As of June 30, 2026, we had marketable securities held in the Trust Account of $5,718,028 consisting of money market funds which are invested in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2026, we withdrew $18,511 of interest earned on the Trust Account for the payment of franchise and income taxes.

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

The Company has entered into the Convertible Promissory Notes and Non-convertible Promissory Notes and as of June 30, 2026 borrowed $7,935,000 to be used to extend the Combination Period and for general working capital purposes. At June 30, 2026, the aggregate principal amounts outstanding under Convertible and Non-Convertible Promissory Notes issued to the Sponsor and Achilles were $3,235,000 and $4,700,000, respectively.

The Company currently has until September 12, 2026 or the end of any further monthly extension period approved by the Board through August 12, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by September 12, 2026 or such later date to which the business combination period may be extended. If a Business Combination is not consummated by September 12, 2026 or during any further extension period, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that (i) uncertainty with respect to the Company’s ability to obtain the cash needed to fund professional fees and other expenses related to its target search activities, SEC reports, tax returns, trust and stock transfer administration and other business and corporate activities, and trust deposits required for further extensions to the Combination Period, and (ii) the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 12, 2026 or at the end of any further extension period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay the Sponsor a total of $10,000 per month for administrative support services and outstanding promissory notes to the Sponsor and its affiliates in the aggregate amount of $7,935,000 as of June 30, 2026. We began incurring the administrative support services fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2025 filed with the SEC except as set forth below.

Certain Risks to Ability to Consummate a Business Combination

The lack of a definitive agreement with respect to a business combination, the continuing extensions of the Combination Period, increased financing from affiliates of our Sponsor, and the over-the-counter trading status of our public shares of common stock may adversely affect our ability to consummate a business combination prior to the expiration of the Combination Period.

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

BYNORDIC ACQUISITION CORPORATION

Date: August 14, 2026	By:	/s/ Michael Hermansson
	Name:	Michael Hermansson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Thomas Fairfield
	Name:	Thomas Fairfield
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

